Form 10-Q
period 2007-06-30
HIRERIGHT INC
filed 2007-09-14
CIK 1168652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-33613

HIRERIGHT, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0465016
(State or other jurisdiction of	(IRS employer identification no.)
incorporation or organization)

5151 California Avenue, Irvine, CA  92617

www.hireright.com

(Address of principal executive offices)

(949) 428-5800

(Telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐        No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding on September 7, 2007 was 11,230,240.

HIRERIGHT, INC.

HIRERIGHT, INC.

CONDENSED, CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007		December 31,
(in thousands, except share amounts)	Actual	Pro Forma(1)	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,301	$2,301	$4,201
Restricted cash	120	120	120
Short-term investments	7,750	7,750	4,031
Accounts receivable, net of allowance for doubtful accounts of $128 and $131 at June 30, 2007 and December 31, 2006, respectively, and reserve for sales allowances of $126 and $154 at June 30, 2007 and December 31, 2006, respectively	11,906	11,906	9,628
Prepaid expenses and other current assets	717	717	955
Deferred tax asset - current	2,185	2,185	3,518

Total current assets	24,979	24,979	22,453

Property and equipment, net of accumulated depreciation and amortization of $4,829 and $4,486 at June 30, 2007 and December 31, 2006	1,843	1,843	1,583
Other assets	1,703	1,703	646
Deferred tax asset - non-current	1,167	1,167	1,151

TOTAL	$29,692	$29,692	$25,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,227	$3,227	$4,480
Accrued liabilities	2,869	2,869	1,210
Accrued payroll and benefits	3,569	3,569	3,731
Capital lease liability	4	4	4

Total current liabilities	9,669	9,669	9,425

Other liabilities	284	284	—

Total liabilities	9,953	9,953	9,425

COMMITMENTS AND CONTINGENCIES:

Series C redeemable convertible preferred stock, $0.01 par value—6,794,579 shares authorized, issued and outstanding (aggregate liquidation preference of $13,000)	13,000	—	13,000
Series E redeemable convertible preferred stock, $0.01 par value—17,500,000 shares authorized; 17,246,579 shares issued and outstanding (aggregate liquidation preference of $12,180)	12,180	—	12,180

STOCKHOLDERS’ EQUITY:
Preferred stock, 50,000,000 shares authorized:
Series A redeemable convertible preferred stock, $0.01 par value—none issued and outstanding	—	—	—
Series B convertible preferred stock, $0.01 par value—854,632 shares authorized, issued and outstanding (aggregate liquidation preference of $2,000)	2,000	—	2,000
Common stock, $0.01 par value—100,000,000 shares authorized; 1,990,224, 8,191,366 and 1,956,115 shares issued and outstanding at June 30, 2007, pro forma at June 30, 2007, and December 31, 2006, respectively	20	82	20
Additional paid-in capital	1,100	28,218	847
Other comprehensive gain—currency translation	15	15	14
Accumulated deficit	(8,576)	(8,576)	(11,653)

Net stockholders’ (deficit) equity	(5,441)	19,739	(8,772)

TOTAL	$29,692	$29,692	$25,833

(1) Reflects on a pro forma basis the conversion of all outstanding preferred stock to an aggregate 6,201,142 shares of common stock.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

HIRERIGHT, INC.

CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006

REVENUE:
Service revenue	$16,806	$14,038	$31,321	$25,666
Reimbursed fee revenue	1,770	1,497	3,275	2,916

Total revenue	18,576	15,535	34,596	28,582

COST OF REVENUE:
Cost of service revenue	7,364	6,688	14,380	12,668
Reimbursed fees paid	1,770	1,497	3,275	2,916

Total cost of revenue	9,134	8,185	17,655	15,584

GROSS PROFIT	9,442	7,350	16,941	12,998

OPERATING EXPENSES:
Research and development	1,023	928	1,932	1,789
Sales and marketing	2,706	2,238	5,085	3,994
General and administrative	2,586	1,727	4,873	3,333

Total operating expenses	6,315	4,893	11,890	9,116

INCOME FROM OPERATIONS	3,127	2,457	5,051	3,882

OTHER INCOME (EXPENSE):
Interest income	120	32	212	34
Interest expense	2	(16)	1	(38)
Other income (expense)—net	(6)	(11)	(7)	(15)

Total other income (expense)—net	116	5	206	(19)

INCOME BEFORE INCOME TAXES	3,243	2,462	5,257	3,863

INCOME TAX PROVISION	1,343	106	2,180	106

NET INCOME	1,900	2,356	3,077	3,757
Preferred stock dividends	(544)	(544)	(1,087)	(1,087)
Income allocable to preferred stockholders	(1,028)	(1,389)	(1,509)	(2,055)

NET INCOME ALLOCABLE TO COMMON STOCKHOLDERS	$328	$423	$481	$615

NET INCOME PER SHARE ALLOCABLE TO COMMON STOCKHOLDERS:
Basic	$0.17	$0.23	$0.24	$0.35
Diluted	$0.11	$0.16	$0.16	$0.24

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
Basic	1,975	1,813	1,966	1,752
Diluted	3,086	2,674	3,053	2,553

PRO FORMA NET INCOME PER SHARE:
Basic	$0.23		$0.38
Diluted	$0.20		$0.33

PRO FORMA WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
Basic	8,176		8,167
Diluted	9,287		9,254

The accompanying notes are an integral part of these condensed, consolidated financial statements.

HIRERIGHT, INC.

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2007	2006

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,077	$3,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623	575
Stock-based compensation expense	153	33
Deferred income taxes	1,317	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,278)	(1,968)
Prepaid expenses and other current assets	237	(218)
Other assets	113	(4)
Accounts payable	(1,253)	1,787
Accrued liabilities	1,615	(922)
Accrued payroll and benefits	(167)	944
Other liabilities	284	—

Net cash provided by operating activities	3,721	3,984

CASH USED IN INVESTING ACTIVITIES:
Purchases of short-term investments	(4,719)	—
Sales of short-term investments	1,000	—
Purchases of fixed assets	(882)	(490)

Net cash used in investing activities	(4,601)	(490)

CASH USED IN FINANCING ACTIVITIES:
Payments on notes payable	—	(1,124)
Payments on capital leases	—	(30)
Proceeds from exercise of stock options and warrants	143	147
Payment of deferred offering costs	(1,165)	—

Net cash used in financing activities	(1,022)	(1,007)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2	12

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,900)	2,499

CASH AND CASH EQUIVALENTS — Beginning of period	4,201	1,739

CASH AND CASH EQUIVALENTS — End of period	$2,301	$4,238

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$46

Income taxes paid	$230	$152

NON-CASH FINANCING TRANSACTIONS:
Vesting of stock options early exercised	$44	$—

The accompanying notes are an integral part of these condensed, consolidated financial statements.

HIRERIGHT, INC.

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                          General

Business. HireRight, Inc. (the “Company”) was incorporated in California in 1990 and reincorporated in Delaware in July 2007. Our shares of common stock are listed on the NASDAQ Global Market and trade under the symbol “HIRE.” We are a provider of on-demand employment screening solutions. Our customers use our comprehensive screening services in conjunction with our web-based software applications to conduct and manage their employment screening programs efficiently and effectively, make more informed employment decisions, improve workplace safety and mitigate risk. We offer a comprehensive set of background screening services including criminal, motor vehicle and other public records searches, employment, education and professional license verifications and credit checks, as well as drug and health screening services.

Basis of Presentation. The accompanying condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP in the United States for annual financial statements as permitted under applicable rules and regulations, and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1, as amended (“Form S-1”), filed with the SEC and declared effective on August 7, 2007.

The condensed, consolidated financial statements included herein are unaudited; however, they contain all adjustments, including normal recurring adjustments, which in the opinion of management are necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results that can be expected for the full year.

The preparation of our condensed, consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ materially from those estimates.

Reincorporation and Reverse Stock Split. On July 18, 2007, the Company reincorporated in Delaware and in connection therewith effected a 1-for-4.5 reverse stock split of the Company’s common stock. All share and per share amounts relating to common stock and stock options included in the accompanying condensed, consolidated financial statements and notes thereto have been restated to reflect the reverse stock split.

Initial Public Offering. The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on August 7, 2007 (the “Effective Date”). The Company consummated the Public Offering on August 13, 2007 and sold 2,954,115 shares of our common stock, at a price of $15.00 per share. An additional 1,420,885 shares were sold by selling stockholders. The Company received approximately $39.7 million, net of underwriting discounts, commissions, and other offering costs. Upon the closing of the Public Offering, all of the Company’s outstanding preferred stock automatically converted into an aggregate of 6,201,142 shares of the Company’s common stock.

Adoption of Incentive Plan. On the Effective Date, the HireRight, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) became effective. The aggregate number of shares of common stock that may initially be issued under all stock-based awards under the 2007 Plan is 1,000,000 shares. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically be increased on the first day of January in each calendar year, beginning on January 1, 2009 and ending on January 1, 2013, in an amount equal to the lesser of 2.5% of the shares outstanding on such date or a lesser number of shares as determined by the compensation committee of the Company’s board of directors. Any employee, officer, consultant, advisor or director providing services to the Company or any of its affiliates, who is selected by the committee, is eligible to receive awards under the 2007 Plan. With the effectiveness of the 2007 Plan, no further option grants will be made under the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). However, all outstanding options under the 2000 Plan will continue to be administered under the terms and conditions of the 2000 Plan.

Adoption of Employee Stock Purchase Plan. On the Effective Date, the HireRight, Inc. Employee Stock Purchase Plan (the “ESPP” or the “Purchase Plan”) became effective. The ESPP is designed to permit our employees and our participating subsidiaries’ eligible employees to purchase shares of our common stock through periodic after-tax payroll deductions and is intended to qualify as a “stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. 225,000 shares of our common stock are reserved for issuance under our ESPP. The Purchase Plan will be implemented by a series of consecutive six-month purchase periods. The initial purchase period will begin on the date established by the compensation committee and will terminate on the last business day of the next following six-month period. Eligible employees who elect to participate in the ESPP will be able to direct the Company to make payroll deductions of up to 15% of their regular compensation for each pay period during a purchase period, for the purchase of shares of common stock. The applicable purchase price for each purchase period will be equal to the price established by the committee prior to the first business day of that purchase period, which price may, at the discretion of the compensation committee, be a price which is not fixed or determinable as of the first business day of that purchase period. In no event, however, will the purchase price for any purchase period be less than the lesser of 85% of the fair market value of the Company’s common stock on the first business day and the last business day of that purchase period.

2.                          Share-Based Compensation

During the three and six months ended June 30, 2007, stock options for the purchase of 42,937 shares of common stock at a weighted average exercise price of $15.44 per share and 67,816 shares at a weighted-average exercise price of $13.78 per share, respectively, were awarded, with vesting over four years. For the comparable periods in 2006, stock options for the purchase of 17,745 shares of common stock at a weighted average exercise price of $4.32 per share and 226,785 shares at a weighted-average exercise price of $3.86 per share, respectively, were awarded.

At June 30, 2007, there were 1,054,884 outstanding stock options granted under the 2000 Plan. The Company now maintains two plans, the 2000 Plan and the 2007 Plan, which became effective on the Effective Date of the Company’s initial public offering. All stock option awards during the fiscal second quarter were made under the 2000 Plan. Commencing on the Effective Date, new options and other stock awards may only be granted under the 2007 Plan. The maximum aggregate number of shares of common stock or options to purchase shares of the Company’s common stock that may initially be issued under the 2007 Plan is 1,000,000. Outstanding options granted under our 2000 Plan expire ten years from the grant date and typically vest 25% upon completion of one year of service with the remaining options vesting in 36 successive equal monthly installments upon completion of each additional month of service thereafter.

During the three and six months ended June 30, 2007, in accordance with the prospective method of adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” the Company recognized share-based compensation expense of $76,000 and $153,000, respectively, compared to $27,000 and $33,000, respectively, for the comparable 2006 periods. At June 30, 2007, there was $1.0 million of unrecognized compensation cost related to unvested shares that will be recognized over a weighted average period of 2.1 years.

A summary of significant assumptions used in determining the fair value of the options granted is as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Expected life (years)	6.25	6.25
Risk-free interest rate	4.69%	4.85%
Volatility	41.5%	41.5%
Dividend yield	0%	0%
Forfeiture rate	9.25%	9.25%

As of June 30, 2007, the total number of outstanding options vested and expected to vest (based on anticipated forfeitures) was 1,024,237, which had a weighted-average exercise price of $3.75. The average remaining life of these options was 7.2 years and the aggregate intrinsic value was $12.0 million at June 30, 2007.

As of June 30, 2007, the total number of outstanding options currently exercisable was 625,437, which had a weighted-average exercise price of $2.29. The average remaining life of these options was 6.2 years and the aggregate intrinsic value was $8.2 million at June 30, 2007.

3.         Calculation of Earnings per Common Share

Basic earnings per common share is calculated by dividing net income allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income allocable to common stockholders by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
in thousands, except per share amounts	2007	2006	2007	2006

Numerator:
Net income	$1,900	$2,356	$3,077	$3,757
Less preferred stock dividends	(544)	(544)	(1,087)	(1,087)
Less income allocable to preferred stockholders	(1,028)	(1,389)	(1,509)	(2,055)

Net income allocable to common stockholders	$328	$423	$481	$615

Denominator:
Weighted average common shares outstanding:
Basic	1,975	1,813	1,966	1,752
Effect of dilutive potential common shares:
Weighted average unvested common shares	4	75	7	88
Common equivalent shares from warrants to purchase common stock	377	197	367	142
Common equivalent shares from options to purchase common stock	730	589	713	571

Diluted	3,086	2,674	3,053	2,553

Basic earnings per common share	$0.17	$0.23	$0.24	$0.35

Diluted earnings per common share	$0.11	$0.16	$0.16	$0.24

The anti-dilutive effect of 42,937 shares from outstanding stock options have been excluded from the earnings per share calculations for the three months and six months ended June 30, 2007.

4.         Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company adopted FIN 48 as of January 1, 2007. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (‘‘SFAS 159’’). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the ‘‘Fair Value

Option’’). A business entity shall report unrealized gains and losses on items for which the Fair Value Option has been elected in earnings at each subsequent reporting period. SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

5.         Commitments and Contingencies

The Company is involved in certain legal matters that have arisen in the normal course of business. Management believes that the ultimate resolution of such actions will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

6.                          Segment Information

The Company provides web-based screening services, primarily to customers located throughout the United States, and provides similar services to similar customers across industries. Separate profitability or financial information is not analyzed for particular individual screening services. Management, including the chief operating decision maker, evaluates the Company’s performance based on its overall operating results for the Company, and therefore, the Company has determined that it operates under one reportable segment.

7.                          Related Party Transaction

Until May 2007, The Travelers Companies, Inc. (‘‘Travelers’’) owned a controlling interest in certain entities that collectively hold in excess of 5% of the Company’s capital stock. Travelers is a customer of the Company. For the three months and six months ended June 30, 2007, service revenue from Travelers was $222,000 and $346,000, respectively. The Company’s service revenue from Travelers was insignificant during the three and six months ended June 30, 2006.

8.         Income Taxes

At June 30, 2007, the Company had federal and state net operating loss carryforwards of approximately $4.6 million and 0, respectively. The federal net operating losses will begin to expire in 2011. In general, Section 382 of the Internal Revenue Code includes provisions which limit the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a 50% ownership change (as defined) occurs in any three-year period. During 2000, the Company experienced an ownership change for purposes of Section 382, and the annual utilization of net operating loss carryforwards and credits prior to the change will be limited accordingly. Such limitation is reflected in the deferred income tax benefit balances as of June 30, 2007.

The Company adopted the provisions of FIN 48 on January 1, 2007. At the adoption date and as of June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the three and six months ended June 30, 2007.

Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

9.         Unaudited Pro Forma Information

The pro forma balance sheet as of June 30, 2007 reflects the mandatory conversion of all of the outstanding shares of the Company’s preferred stock into an aggregate of 6,201,142 shares of common stock upon completion of the initial public offering of common stock by the Company, which closed on August 13, 2007. Pro forma basic net income per share allocable to common stockholders is computed to give effect to the assumed conversion of the preferred stock into common stock on the first day of the period. Pro forma diluted net income per share allocable to common stockholders gives effect to all potentially dilutive securities. Anti-dilutive securities excluded from the pro forma diluted net income per share calculation allocable to common stockholders for both the three and six months ended June 30, 2007 consisted of options to purchase an aggregate of 42,937 shares of common stock. The weighted average pro forma common and common equivalent shares outstanding for the three and six months ended June 30, 2007 was computed as follows:

	Three Months	Six Months
	Ended	Ended
shares in thousands	June 30, 2007	June 30, 2007

Weighted average common shares outstanding	1,975	1,966
Pro forma shares issued for conversion of the preferred stock	6,201	6,201

Total pro forma weighted average common shares outstanding - basic	8,176	8,167
Add common stock equivalents:
Options, warrants and unvested common shares	1,111	1,087

Total pro forma weighted average common shares outstanding - diluted	9,287	9,254

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of on-demand employment screening solutions. Our customers use our comprehensive screening services in conjunction with our web-based software applications to conduct and manage their employment screening programs efficiently and effectively, make more informed employment decisions, improve workplace safety and mitigate risk. We offer a comprehensive set of background screening services including criminal, motor vehicle and other public records searches, employment, education and professional license verifications and credit checks, as well as drug and health screening services.

Our screening solutions are flexible and scalable, and therefore able to meet the demands of customers across a range of sizes and industries, with hiring operations dispersed throughout the United States and internationally. We serve a diverse customer base in a variety of industries, such as business services, technology, healthcare, manufacturing, telecommunications and financial services. During 2006, we served more than 1,400 customers, which included 17 of the Fortune 100 companies and 53 of the Fortune 500 companies. In 2006, we also provided screening solutions to approximately 1,300 of our customers’ third-party suppliers and contractors through our supplier screening solutions, including our Extended Workforce Screening Solution, which was named one of Human Resource Executive Magazine’s 2006 Top HR Products of the Year. Our sales are derived from a combination of direct sales efforts as well as through our established network of strategic alliances with many of the leading recruiting software application providers and human resource outsourcing, or HRO, providers.

Cautionary Statement Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding our expectations, hopes, beliefs, intentions, estimates or strategies regarding the future, such as those set forth in Part II, Item 1 “Legal Proceedings” below.  Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed below in this “Management’s Discussion and Analysis” section and elsewhere herein and in our Registration Statement on Form S-1 (“Form S-1”) filed with the Securities and Exchange Commission (the “SEC”) and declared effective on August 7, 2007 (File No. 333-140613).  Any forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.  For a discussion of risks and uncertainties that should be considered and which could materially adversely affect the Company and which could cause our actual results to differ materially from those anticipated in our forward-looking statements, please see “Risk Factors” in Part II, Item 1A below.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes for the year ended December 31, 2006 and three months ended March 31, 2007 included in the Company’s Form S-1.

Significant Events and Developments

Reincorporation and Reverse Stock Split.  On July 18, 2007, we reincorporated in Delaware and in connection therewith effected a 1-for-4.5 reverse stock split of our common stock. All share and per share amounts relating to common stock and stock options included in the accompanying condensed, consolidated financial statements and notes thereto have been restated to reflect the reverse stock split.

Initial Public Offering.  The registration statement for our initial public offering (the “Public Offering”) was declared effective on August 7, 2007 (the “Effective Date”). We consummated the Public Offering on August 13, 2007 and sold 2,954,115 shares of our common stock, at a price of $15.00 per share.  An additional 1,420,885 shares were sold by selling stockholders.  We received approximately $39.7 million, net of underwriting discounts, commissions, and other offering costs. Upon the closing of the Public Offering, all of the Company’s outstanding preferred stock automatically converted into an aggregate of 6,201,142 shares of our common stock.

Adoption of Incentive Plan.  On the Effective Date, the HireRight, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) became effective. The aggregate number of shares of common stock that may initially be issued under all stock-based awards under the 2007 Plan is 1,000,000 shares. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically be increased on the first day of January in each calendar year, beginning on January 1, 2009 and ending on January 1, 2013, in an amount equal to the lesser of 2.5% of the shares outstanding on such date or a lesser number of shares as determined by the compensation committee of the Company’s board of directors. Any employee, officer, consultant, advisor or director providing services to the Company or any of its affiliates, who is selected by the committee, is eligible to receive awards under the 2007 Plan. With the effectiveness of the 2007 Plan, no further option grants will be made under the 2000 Plan. However, all outstanding options under the 2000 Plan will continue to be administered under the terms and conditions of the 2000 Plan.

Adoption of Employee Stock Purchase Plan.  On the Effective Date, the HireRight, Inc. Employee Stock Purchase Plan (the “ESPP” or the “Purchase Plan”) became effective. The ESPP is designed to permit our employees and our participating subsidiaries’ eligible employees to purchase shares of our common stock through periodic after-tax payroll deductions and is intended to qualify as a “stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.  225,000 shares of our common stock are reserved for issuance under our ESPP. The Purchase Plan will be implemented by a series of consecutive six-month purchase periods. The initial purchase period will begin on the date established by the compensation committee and will terminate on the last business day of the next following six-month period. Eligible employees who elect to participate in the ESPP will be able to direct the Company to make payroll deductions of up to 15% of their regular compensation for each pay period during a purchase period, for the purchase of shares of common stock. The applicable purchase price for each purchase period will be equal to the price established by the committee prior to the first business day of that purchase period, which price may, at the discretion of the compensation committee, be a price which is not fixed or determinable as of the first business day of that purchase period. In no event, however, will the purchase price for any purchase period be less than the lesser of 85% of the fair market value of the Company’s common stock on the first business day and the last business day of that purchase period.

Results of Operations

The following table sets forth selected statements of operations data for the periods indicated, expressed as a percent of total revenue:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUE:
Service revenue	90.5%	90.4%	90.5%	89.8%
Reimbursed fee revenue	9.5%	9.6%	9.5%	10.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

COST OF REVENUE:
Cost of service revenue	39.7%	43.1%	41.5%	44.3%
Reimbursed fees paid	9.5%	9.6%	9.5%	10.2%

Total cost of revenue	49.2%	52.7%	51.0%	54.5%

GROSS PROFIT	50.8%	47.3%	49.0%	45.5%

OPERATING EXPENSES:
Research and development	5.5%	6.0%	5.6%	6.2%
Sales and marketing	14.6%	14.4%	14.7%	14.0%
General and administrative	13.9%	11.1%	14.1%	11.7%

Total operating expenses	34.0%	31.5%	34.4%	31.9%

INCOME FROM OPERATIONS	16.8%	15.8%	14.6%	13.6%

OTHER INCOME (EXPENSE):
Interest income	0.6%	0.2%	0.6%	0.1%
Interest expense	0.0%	-0.1%	0.0%	-0.1%
Other income (expense)—net	0.0%	-0.1%	0.0%	-0.1%

Total other income (expense) —net	0.6%	0.0%	0.6%	-0.1%

INCOME BEFORE INCOME TAXES	17.4%	15.8%	15.2%	13.5%

INCOME TAX PROVISION	7.2%	0.7%	6.3%	0.4%

NET INCOME	10.2%	15.1%	8.9%	13.1%

Three months and six months ended June 30, 2007 and 2006

Service revenue

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2007	2006	2007	2006

Service revenue	$16,806	$14,038	$31,321	$25,666
As a percent of total revenue	90.5%	90.4%	90.5%	89.8%

Service revenue for the three months ended June 30, 2007 increased $2.8 million, or 19.7%, compared to the corresponding prior year period. This increase was primarily due to a $2.0 million increase in service revenue generated from net new customers in the three months ended June 30, 2007, compared to the 2006 period, and an increase in service revenue derived from existing customers of $0.8 million. We define revenue derived from net new customers to mean revenue derived during the period from customers who had not used our services during the 13 months immediately preceding the end of that period, net of revenue derived during the period from customers who had been billed for services in the prior period and were billed for less than 10% of that prior period amount in the period being analyzed. The increase in service revenue from new customers was largely due to customers that started using our services in 2006 and therefore generated year over year increases in revenue in 2007 as they further integrated their screening operations with us, and the addition of new customers for the three months ended June 30, 2007, from whom we had not generated revenue during the three months ended June 30, 2006. As of June 30, 2007, we had 1,723 customers, compared to 1,297 customers as of June 30, 2006. The increase in service revenue from existing customers was largely due to the sale of additional products and services to existing customers, further rollout of our screening services to other divisions by enterprise customers, and overall growth in hiring. Recently, there has been a slowdown in the growth of screening services ordered by existing customers. This slowdown in growth is expected to reduce our service revenue growth rate in the third quarter as compared to the second quarter of this year.

Service revenue for the six months ended June 30, 2007 increased $5.7 million, or 22.0%, compared to the corresponding prior year period. For the six months ended June 30, 2007, service revenue generated from net new customers and existing customers increased $3.6 million and $2.1 million, respectively, compared to the corresponding 2006 period. The increase in service revenue from new customers was largely due to customers that started using our services in 2006 and therefore generated year over year increases in revenue in 2007 as they further integrated their screening operations with us, and the addition of new customers for the first six months of 2007, from whom we had not generated revenue during the six months ended June 30, 2006. As of June 30, 2007 we had 1,723 customers, compared to 1,297 customers as of June 30, 2006. The increase in service revenue from existing customers was largely due to the sale of additional products and services to existing customers, further rollout of our screening services to other divisions by enterprise customers, and overall growth in hiring.

Reimbursed fee revenue

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2007	2006	2007	2006

Reimbursed fee revenue	$1,770	$1,497	$3,275	$2,916
As a percent of total revenue	9.5%	9.6%	9.5%	10.2%

Reimbursed fee revenue for the three months ended June 30, 2007 increased $0.3 million, or 18.2%, compared to the corresponding prior year period.  This increase was a result of an increase in the number of screening transactions, which grew approximately 21.2% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Reimbursed fee revenue for the six months ended June 30, 2007 increased $0.4 million, or 12.3%, respectively, compared to the corresponding prior year period.  In the first half of 2007, the number of screening transactions grew approximately 20.5% compared to the first half of 2006. Reimbursed fee revenue as a percent of total revenue decreased 0.7 percentage points for the six months ended June 30, 2007 compared to six months ended June 30, 2006 because a higher percentage of the services sold did not have associated reimbursed costs.

Cost of revenue

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2007	2006	2007	2006

Cost of revenue	$7,364	$6,688	$14,380	$12,668
As a percent of service revenue	43.8%	47.6%	45.9%	49.4%

Gross profit	$9,442	$7,350	$16,941	$12,998
As a percent of service revenue	56.2%	52.4%	54.1%	50.6%

Cost of revenue for the three months ended June 30, 2007 increased $0.7 million, or 10.1%, compared to the three months ended June 30, 2006.  The higher volume of screening transactions from both new and existing customers resulted in increases in vendor costs of $0.3 million in salaries and wages for screening support functions and $0.4 million in administrative and facility related costs. Overall, cost of service revenue as a percent of service revenue declined 3.8 percentage points for the three months ended June 30, 2007 compared to the corresponding prior year period. This decline was largely due to improved fixed cost leverage with respect to our facilities and overhead costs, as well as the implementation of certain automation projects.

Cost of revenue in the first half of 2007 increased $1.7 million, or 13.5%, compared to the corresponding 2006 period.  A higher volume of screening transactions from both new and existing customers resulted in increases in vendor costs of $0.3 million for criminal records searches, $0.7 million in salaries and wages for screening support functions and $0.7 million in administrative and facility related costs. As a result of improved leverage with our facilities and overhead costs and a benefit from automation projects, cost of service revenue as a percent of service revenue declined 3.5 percentage points for the six months ended June 30, 2007 compared to the corresponding prior year period. This decline was largely due to improved fixed cost leverage with respect to our facilities and overhead costs, as well as the implementation of certain automation projects.

Research and development expense

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2007	2006	2007	2006

Research and development expense	$1,023	$928	$1,932	$1,789
As a percent of service revenue	6.1%	6.6%	6.2%	7.0%

Research and development expense for the three months ended June 30, 2007 increased $0.1 million, or 10.2%, compared to the three months ended June 30, 2006.  The increase was the result of higher salaries, bonuses and related benefits for existing employees, which was partially offset by $0.1 million of development costs capitalized in the 2007 period. Research and development expense as a percent of service revenue declined by 0.5 percentage points for the three months ended June 30, 2007 compared to the corresponding prior year period. This decrease as a percentage of service revenue primarily resulted from spreading our research and development expense over an expanded revenue base, as research and development expense increased at a lower rate than our service revenue.

Research and development expense for the six months ended June 30, 2007 increased $0.1 million, or 8.0%, compared to the six months ended June 30, 2006.  The increase was due to higher salaries, bonuses and related benefits for existing employees, partially offset by the capitalization of certain development costs of $0.2 million in the first half of 2007. Research and development expense as a percent of service revenue declined by 0.8 percentage points for the first half of 2007 compared to the corresponding 2006 period. This decrease as a percentage of service revenue primarily resulted from spreading our research and development expense over an expanded revenue base, as research and development expense increased at a lower rate than our service revenue.

Sales and marketing expense

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2007	2006	2007	2006

Sales and marketing expense	$2,706	$2,238	$5,085	$3,994
As a percent of service revenue	16.1%	15.9%	16.2%	15.6%

Sales and marketing expense for the three months ended June 30, 2007 increased $0.5 million, or 20.9%, compared to the corresponding prior year period.  Approximately $0.3 million of the increase was due to higher salaries, bonuses and related benefits resulting from 12 additional full-time equivalent employees during the three months ended June 30, 2007 compared to the 2006 period. The remaining increase in sales and marketing expense was attributable to higher travel and marketing expenses and facility related costs. We anticipate that sales and marketing expense will continue to increase as a percentage of service revenue through the end of 2007 as we plan to further expand our sales and marketing department.

Sales and marketing expense for the six months ended June 30, 2007 increased $1.1 million, or 27.3%, compared to the corresponding prior year period.  The increase was primarily due to higher salaries, bonuses and related benefits of $0.7 million resulting from 12 additional full-time equivalent employees during the first half of 2007 compared to the corresponding 2006 period. The remaining increase in sales and marketing expense was attributable to higher travel and marketing expenses and facility related costs. We anticipate that sales and marketing expense will continue to increase as a percentage of service revenue through the end of 2007 as we plan to further expand our sales and marketing department.

General and administrative expense

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2007	2006	2007	2006

General and adminstrative expense	$2,586	$1,727	$4,873	$3,333
As a percent of service revenue	15.4%	12.3%	15.6%	13.0%

General and administrative expense for the three months ended June 30, 2007 increased $0.9 million, or 49.7%, compared to the three months ended June 30, 2006.  This was due to a $0.4 million increase in salaries, bonuses and related benefits for existing employees and seven additional full-time equivalent employees during the three months ended June 30, 2007 compared to the 2006 period. Other increases in general and administrative expense included $0.1 million, $0.2 million and $0.1 million, respectively, of facility related costs, legal expense, and consulting expense, with the remainder in administrative costs. As a percent of service revenue, general and administrative expense increased 3.1 percentage points for the three months ended June 30, 2007, compared to the corresponding prior year period.

General and administrative expense for the six months ended June 30, 2007 increased $1.5 million, or 46.2%, compared to the six months ended June 30, 2006.  This was due to a $0.6 million increase in salaries, bonuses and related benefits for existing employees and seven additional full-time equivalent employees during the six months ended June 30, 2007 compared to the 2006 period. Other increases in general and administrative expense compared to the 2006 period were $0.3 million of facility related costs, $0.2 million in legal expense, $0.2 million in consulting expense, with the remainder in administrative costs. We anticipate that general and administrative expense will continue to increase through the end of 2007 and thereafter as a result of the additional costs and compliance requirements related to operating as a public company. General and administrative expense as a percent of service revenue increased 2.6 percentage points for the six months ended June 30, 2007, compared to the corresponding prior year period.

Income Taxes

The effective tax rate for the three and six months ended June 30, 2007 was approximately 41 percent.  The effective tax rate for the three and six months ended June 30, 2006 was under 5 percent.  Prior to 2006, we had established a full valuation allowance against our deferred tax assets, as we had not concluded that it was more likely than not that we would be able to realize substantially all of our net deferred tax assets. In the third quarter of 2006, we concluded that it was more likely than not that we would be able to realize substantially all of our net deferred taxes as a result of being profitable in 2006 and expecting to remain profitable in 2007. As a result, all of the valuation allowance applied to net deferred tax assets was reversed during that quarter.

Liquidity and Capital Resources

Operating Activities  Our principal uses of cash in operating activities are for operating expenses and working capital. Cash flows from operations are significantly influenced by the amount of cash invested in personnel and infrastructure to support the anticipated future growth in our business, the increasing number of customers using our services and the amount and timing of payments by these customers.

For the six months ended June 30, 2007, cash generated by operating activities of $3.7 million resulted primarily from net income, including adjustments for depreciation and amortization and non-cash deferred taxes, partially offset by an increase in operating assets and liabilities primarily as a result of the growth in revenues.  Cash provided by operating activities of $4.0 million for the first half of 2006 was primarily attributable to net income.

Investing Activities Net cash used in investing activities for the six months ended June 30, 2007 was $4.6 million compared to $0.5 million for the six months ended June 30, 2006. The increase in cash used in investing activities was comprised of net short-term investment securities purchases of $3.7 million using excess cash balances, an increase in capital expenditures of $0.2 million and the capitalization of $0.2 million in software costs.

Financing Activities Net cash used in financing activities for the six months ended June 30, 2007 of $1.0 million was primarily related to costs incurred in connection with the preparation for the Company’s initial public offering.  The use of cash in the six months ended June 30, 2006 of $1.0 million was primarily for repayments on notes payable.

On August 13, 2007, the Company completed the initial public offering of its common stock. The estimated net proceeds to the Company were approximately $39.7 million, net of underwriting discounts, commissions, and other offering costs. The net proceeds from the offering are currently held predominantly in various interest-bearing money market accounts and marketable securities.

We currently believe that cash flows provided by operating activities, existing credit facilities and public offering proceeds will be sufficient to fund our working capital requirements and planned investments for at least the next twelve months.  We currently have no material debt.  The Company plans to use the net proceeds primarily for working capital and other general corporate purposes, including the expansion of our sales and marketing activities, development of new service offerings and expansion of our international operations. In addition, we may use a portion of the net proceeds for acquisitions of, or investments in, businesses, products or technologies that enhance or add new services or additional functionality, further solidify our market position or allow us to offer complementary products, services or technologies. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  Following the Company’s reincorporation into Delaware and our initial public offering, which was completed on August 13, 2007, the Company had 100,000,000 shares of common stock authorized, of which 11,227,953 shares were outstanding, and 10,000,000 shares of preferred stock authorized, of which none were outstanding. The board of directors is authorized to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series without further vote or action by the stockholders.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. In many instances, we could have reasonably used different accounting estimates. Actual results could differ from those estimates. We include any revisions to our estimates in our results for the period in which the actual amounts become known.

We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, the following are the policies that we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of certain of our customers to pay us. This provision is based on our historical experience and for specific customers that, in our opinion, are likely to default on our receivables from them. In order to identify these customers, we perform ongoing reviews of all customers that have breached their payment terms, as well as those that have filed for bankruptcy or for whom information has become available indicating a significant risk of non-recoverability. We continue to monitor and evaluate our customers over time. Historically, the allowance for doubtful accounts has been sufficient to cover our uncollectible receivables. To the extent that our future collections differ from our assumptions based on historical experience, the amount of our bad debt and allowance recorded may be different. If our historical collection experience changes unexpectedly or if one or more of our largest customers fails to pay the amounts owed to us, our allowance for doubtful accounts would likely be inadequate.

Accounting for Income Taxes.  We record income tax expense in accordance with Statement of Financial Accountand Standard (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that we recognize deferred tax assets and liabilities for temporary differences in the bases of assets and liabilities for tax and financial reporting purposes. We record a valuation allowance related to deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We eliminated our valuation allowance in 2006 because we were profitable in 2006 and expect to be profitable in future years. The preparation of financial projections involves significant subjectivity due to the inherent uncertainty involved in estimating future performance. If we fail to perform as projected, we may need to record a valuation allowance in the future.

Accounting for Stock-Based Compensation.  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires that all stock-based compensation to employees, including grants of employee stock options, be expensed in our financial statements based on their respective grant date fair values. Under SFAS 123R, we estimate the fair value of each stock-based payment award using the Black-Scholes option pricing model. The determination of the fair value of stock-based payment awards using the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We do not have a history of market prices of our common stock as we were not a public company until our recent initial public offering, and as such, we estimate volatility in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) using historical volatilities of other publicly traded companies in our industry. The expected life of the awards is based on the simplified method as defined in SAB No. 107. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of not paying any dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognized stock-based compensation expense in our consolidated financial statements based on awards that are ultimately expected to vest. A summary of significant assumptions used in determining the fair value of the options is as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Expected life (years)	6.25	6.25
Risk-free interest rate	4.69%	4.85%
Volatility	41.5%	41.5%
Dividend yield	0%	0%
Forfeiture rate	9.25%	9.25%

If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company adopted FIN 48 as of January 1, 2007. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). A business entity shall report unrealized gains and losses on items for which the Fair Value Option has been elected in earnings at each subsequent reporting period. SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosure set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations  contained in the Company’s Form S-1 (File No. 333-140613).

Item 4T.     Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at the “reasonable assurance” level in identifying material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no changes in the Company’s internal controls over financial reporting, identified by the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is currently not an accelerated filer under applicable rules and regulations of the Securities and Exchange Commission and, as such, has not been required to comply with all of the regulations recently adopted by the Commission, particularly the requirement that the Company include in its Annual Report on Form 10-K a report of management and accompanying auditor’s report on the Company’s internal control over financial reporting (“404 reporting”).  Compliance by the Company with the 404 reporting rules and regulations will be required in its Annual Report on Form 10-K for the fiscal year ending December 31, 2008, unless the rules and regulations governing 404 reporting are revised.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

The Company is currently involved in certain legal matters.  While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from selling one or more services. Were an unfavorable ruling to occur, our business or results of operations could be materially harmed.

Item 1A.     Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer also to our registration statement on Form S-1 (File No. 333-140613) for additional information concerning these and other uncertainties that could negatively impact the Company.

Risks Related to Our Business

We are subject to significant governmental regulation, and a failure to correctly identify, interpret, comply with and reconcile the laws and regulations to which we are subject could result in substantial liability.

Because we are considered to be a consumer reporting agency and we deal primarily in searching and reporting public and non-public consumer information and records, and performing third-party administrative services for employment-related drug screening and other occupational testing, we are subject or vulnerable to extensive and often complex governmental laws and regulations, such as the Fair Credit Reporting Act, or FCRA, Drivers’ Privacy Protection Act, state consumer reporting agency laws, state private investigator licensing regulations, Department of Transportation regulations and various other foreign, federal, state and local laws and regulations. Among other things, such laws restrict access to, use and disclosure of certain types of personal information and regulate the storage and disposal of such information. Identifying, interpreting and complying with foreign laws and regulations is particularly difficult due to the broad range of foreign laws and regulations, as well as uncertainties with respect to the applicability and interpretation of such laws and regulations. For example, with respect to our services provided in the European Union and its member countries, although we have qualified for a safe harbor certification available for U.S. companies for the transmission of the personal information that we collect under the jurisdiction of the European Union, uncertainty remains as to the other laws and regulations of the specific member countries which may also apply to our operations in those countries. Failure to comply with these domestic and foreign laws and regulations, to the extent applicable, may harm our reputation and result in the imposition of civil and criminal penalties and fines, restrictions on our operations, and breach of contract or indemnification claims by our customers and data suppliers.

In addition to the challenges of identifying, interpreting and complying with such laws and regulations, and changes to such laws and regulations over time, we face the challenge of reconciling the many potential conflicts between such laws and regulations among the various domestic and international jurisdictions that may be involved in the provision of our services. These challenges may require us to incur additional compliance costs. A failure to correctly identify, interpret, comply with and reconcile the laws and regulations to which we are subject could result in substantial liability and could have a material adverse effect on us. The expansion of our business into areas other than employment screening may require compliance with additional laws and regulations.

Evolving or increased regulations, particularly those related to the use of personal information, may lead to additional expense, restrictions and loss of revenue, which could have a material adverse effect on our business.

Changes to existing laws and regulations relating to our business, interpretations of those laws and regulations or their applicability to us, or the adoption of applicable new laws and regulations could result in additional regulatory compliance requirements or our incurring increasing or substantial regulatory compliance expense, litigation expense or loss of revenue. For example, certain information and services we provide are subject to regulation by various federal, state and local laws and regulations in the United States designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. Many consumer advocates, privacy advocates, and government regulators have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth, which are extensively used in our search protocols. Since 2001, more than 30 states have enacted new laws to protect personal information or to give consumers more information about how their personal information is used, and lobbying efforts are underway for further restrictions on the dissemination or commercial use of personal information by the public and private sectors. In particular, following publicity surrounding the loss by various high profile public companies of extensive archives of sensitive personal information, and incidents of fraudulent data access through consumer reporting agencies, a number of laws have been enacted or proposed at state and federal levels. Increased regulation in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information, could have a material adverse effect on our ability to collect or process information or our costs related to collecting and providing information. Any such restriction or additional cost could limit our service offerings, reduce our profitability or otherwise materially and adversely affect our ability to conduct our business, or to do so economically.

We could face liability based on the nature of our services and the information we report, which may not be covered or fully covered by insurance.

We face potential liability from individuals, classes of individuals, customers or regulatory bodies for claims based on the nature, content or accuracy of our services and the information used and reported by us. This potential liability includes claims of non-compliance with laws and regulations governing our services and claims of defamation, invasion of privacy, negligence, copyright, patent or trademark infringement. In some cases such liability may be strict liability. The potential for us to be named in lawsuits may increase depending in part on our customers’ compliance with the FCRA, other state consumer reporting agency regulations and applicable employment laws in their procurement and use of our screening reports, which actions may be outside of our control.

From time to time, we have been subject to lawsuits by potential employees of our customers, alleging that we provided to our customers inaccurate or improper information that negatively impacted the customers’ hiring decisions. Although the resolutions of these lawsuits have not had a material adverse effect on us to date, such claims could divert the attention of our management, could subject us to equitable remedies relating to the operation of our business and provision of services and result in significant legal expenses, all of which could have a material adverse effect on our business, financial condition and results of operations. Insurance may not be adequate to cover us for all risks to which we are exposed or may not be available to cover these claims at all. For example, punitive damages, which generally are not covered by insurance, is a remedy available under the FCRA to consumers for the failure to comply with the FCRA. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage, could have a material adverse effect on our business, financial condition or results of operations.

We could face liability based on information that we fail to report in our background screening reports, which may not be covered or fully covered by insurance.

We may face potential liability from our customers, and possibly damaged third parties, in the event we fail to report information, particularly criminal records or other potentially negative information. For example, should we fail to identify and report an available and reportable criminal felony record which our customer hired us to report, or should we fail to correctly report such information to our customer, then we may face potential liability in the event that the employer hires such applicant, later discovers such record, terminates such employee and is in turn sued by such employee. We may also face liability in the event the employer hires such applicant and that employee then causes personal or monetary injury or damage to the employer, its other employees or other related third parties. The adverse publicity from any such event, as well as the liability to which we may be subject, could have a material adverse effect on our business and financial results. In addition, an imposition of liability that is not covered by insurance or that is in excess of our insurance coverage, could have a material adverse effect on our business, financial condition or results of operations.

We may be required to indemnify our customers or data suppliers, which could have a material adverse effect on our financial condition and operating results to the extent such claims are not covered by insurance.

Some of our customer and supplier contracts contain indemnification provisions that require us to indemnify our customers and suppliers against certain claims, including claims for improper use of information, non-compliance with laws and regulations applicable to our services and intellectual property infringement. To the extent these claims are successful and are not covered by or exceed our insurance coverage, these obligations could have a material adverse impact on our cash flow, results of operation and financial condition.

Our business, financial condition and results of operations could be materially adversely affected by a downturn in the general economy.

The substantial majority of our revenues are derived from pre-employment screening services. A general economic downturn could result in a reduced demand for our services, as our revenues are dependent upon general economic and hiring conditions and upon conditions in the industries served by us. To the extent that the economy in general or labor market conditions in particular deteriorate, our existing and potential customers may slow or defer hiring new or replacement employees, and may be reluctant to increase expenditures on those employees they do screen. This could interfere with our growth strategy of increasing the number of background screens performed by, and average revenue per order of, our customer base, and could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully manage our relationships with third-party providers of complementary products and services, including human resource outsourcing providers and recruiting software application providers, we may lose referral sources or may no longer be able to integrate with their systems, either of which could have a material adverse effect on our business.

We have arrangements with human resource outsourcing, or HRO, providers and providers of recruiting software applications, which provide us a source of customer referrals and may allow us to integrate our services with these providers and our mutual customers. If our agreements with such providers are terminated, we may lose these referral sources, our sales cycle for certain new customers could increase and certain of our screening services may become less convenient for our customers. In addition, if these arrangements are terminated as a result of contract renegotiation or otherwise, we may lose the ability to integrate with the software applications of these companies. Our inability to integrate could jeopardize our relationship with existing customers or put us at a competitive disadvantage in obtaining new customers that require integration with the software applications of these companies. Some of these providers have begun or may begin, by acquisition or other affiliation, providing screening services themselves, and may elect to direct all or substantially all of their customers’ business to themselves or their affiliated companies. In addition, should a provider update its products without providing sufficient notice to us, this could result in errors, delays and interruptions in providing services to our integrated customers. A termination of our arrangements with these third-party providers, or their refusal to refer customers to us, could have a material adverse effect on our business, financial condition and results of operations.

Security breaches and improper use of information may negatively impact our business and harm our reputation.

Our solutions involve the collection and transmission of confidential information of customers and their existing and potential employees. A security breach in our facilities, computer networks, or databases could expose us to a risk of loss of, or unauthorized access to and use of, this information, which could harm our business and reputation and result in a loss of customers or the imposition of fines or other penalties by governmental agencies and claims by our customers and their applicants and employees. Despite security measures we maintain, our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers, employee malfeasance and similar intrusions, and our third-party contractors who handle information also may experience security breaches involving the storage and transmission of proprietary and sensitive personal information. If unauthorized parties gain access to our services or our networks or databases, or if authorized parties utilize our services for impermissible purposes, they may be able to steal, publish, delete or modify our confidential and sensitive third-party personal information. Any inability to protect the security and privacy of our data and electronic transactions, or any misuse of our information services by our customers, employees, vendors or hackers, could cause harm to our business and reputation and result in significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until they have been launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

An actual or perceived breach of our security could have one or more of the following material and adverse effects:

•                  deter customers from using our services and harm our reputation;

•                  expose us to liability;

•                  increase operating expenses to correct problems caused by the breach;

•                  deter data suppliers from supplying information to us;

•                  affect our ability to meet customers’ expectations; or

•                  cause inquiries from or sanctions and penalties by governmental authorities, such as the Federal Trade Commission, which has imposed significant penalties on companies that fail to adequately protect personal data, and states’ attorneys general, who have authority to impose fines or penalties with respect to breaches under state laws.

We may be subject to and in violation of state private investigator licensing laws and regulations, which could adversely affect our ability to do business in certain states and subject us to liability.

The laws and regulations relating to private investigator licensing requirements vary among the states and are subject to differing interpretations. Failure to correctly interpret and comply with these laws and regulations may result in the imposition of penalties or restrictions on our ability to continue our operations in certain states if it is determined that they are applicable to us. In the past, we received cease and desist notices from three states, alleging that we were in violation of their respective private investigator licensing laws and regulations. We have also received inquiries from three other states. We are now licensed as a private investigator in the state of California; we are not currently licensed as a private investigator in any other state. The inquiries from two of the states have been resolved without the need for any further action. We have responded to these notices and inquiries and are currently in the process of applying for and obtaining private investigator licenses in the states which advised us to obtain such a license. We cannot assure you that we will be granted such licenses or that we will not receive additional inquiries from other state agencies. If we are required to cease or limit our operations or penalties or fines are imposed upon us in one or more states, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to significant competition, and if we fail to compete successfully, our sales could decline and our business, financial condition and results of operations could be adversely affected.

The industry in which we operate is and is expected to remain highly competitive. We compete on the basis of a number of factors, including: the technology-enabled, ease-of-use, level of functionality and end-to-end efficiency of our solution; our ability to integrate with customer systems and major software applications; the breadth and geographical reach of our service offerings; the speed of our screening results; pricing and return on investment for our customers; and our successful track record and reference base with similarly situated companies. We compete with a variety of companies that provide a broad range of screening services, and some of these competitors are larger than we are and have more resources than we do, or are better financed than we are, have a greater global presence than we do, or provide more diversified services than we do. As a public company, our competitors have access to information about us and our business, while we may not have access to similar information about them. We compete with a diverse group of screening companies, ranging from large public companies such as ChoicePoint, Inc. and First Advantage Corp., or divisions of such large public companies, to many smaller privately-held regional companies. Due in part to their size and resources, certain competitors may be able to allocate greater resources than we can, and may be in a better position to anticipate and respond to existing and changing customer preferences and requirements, emerging technologies and market trends. Some competitors also sell their data to us and may refuse to provide services to us or may charge us higher fees to reduce our competitive position. It is also possible that new competitors or alliances or consolidation among competitors may emerge and significantly increase competition. In addition, we face difficulties in competing for customers who already have long-standing relationships with other screening service providers, especially if the solutions provided by such competitors are already integrated into the customer’s technology platform or hiring processes, which often create a barrier to switching providers and increase the employer’s switching costs. If we fail to successfully compete, our business, financial position and results of operations could be materially and adversely affected.

Our contracts with our customers generally do not require that they use us exclusively and do not guarantee that we will receive any revenues from them.

We typically enter into multi-year contracts with our customers. These contracts generally do not require our customers to purchase any minimum amounts of services from us, and our customers generally are not contractually bound to use our services exclusively. Our customers can generally stop doing business with us for any reason at any time without notice or penalty. As such, we cannot assure you that new customers will commence ordering our services or that existing customers will continue to order our services, which could have a material adverse effect on our business, financial position and results of operations.

If we fail to successfully manage our growth, the additional demands and strain on us could have a material adverse effect on our business, financial condition and results of operations.

Growing our existing business or executing our business strategy may place significant demands on and strain our personnel and organizational structure, including our management, staff and information systems. To manage our growth successfully, we must maintain appropriate staffing levels and subject matter experts, and update our operating, financial and other systems, procedures and controls accordingly. If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially adversely affected.

We may expand through acquisitions of, investments in, or strategic business relationships with, other organizations, all of which may divert our management’s attention, result in additional dilution to our stockholders, consume resources that are necessary to sustain our business, and may not be successful.

One of our business strategies is to selectively pursue acquisitions of, investments in or strategic business relationships with, other companies that would complement our business and services. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the organizations, technologies, products, personnel or operations of the acquired or affiliated organizations, particularly if the key personnel of such organizations choose not to work for us. Additionally, we may have difficulty maintaining uniform standards, controls, procedures and policies across multiple organizations and locations. Acquisitions, investments or business relationships may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for the ongoing development of our business. We cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. For example, in the event we acquire an organization in part for its customer base, we may have difficulty retaining its customers and experience lower rates of renewal from those customers than we experience with our existing customers.

In connection with these transactions we may also:

•                  issue additional equity securities that would dilute our existing stockholders’ ownership;

•                  use cash that we may need in the future to operate our business;

•                  incur debt on terms unfavorable to us or that we are unable to repay; and

•                  incur large accounting charges or substantial tax or other liabilities.

Our international screening business, as well as maintaining our technology development operations outside the United States, subjects us to a broad range of laws and regulations that may be difficult to manage and could expose us to numerous risks that, individually or together, could materially and adversely affect our business.

In 2006, we performed screening services in approximately 200 countries and territories worldwide, primarily for U.S.-based, multinational organizations, as well as for a small number of companies headquartered outside of the United States. We expect to continue to provide screening services in a large number of countries worldwide and we intend to expand our international operations. Privacy and other laws and regulations governing our operations in these jurisdictions may not be fully developed, may vary significantly, are subject to change from time to time, and may sometimes conflict or be subject to multiple interpretations. Identifying, interpreting and complying with these laws and regulations is difficult, and we cannot be certain we have done so or will correctly do so. We currently do not have compliance personnel in any jurisdiction outside the United States. As a result, we rely on our existing knowledge or experience in interpreting or applying local laws and regulations, which generally is limited, or on our customers’ or local vendors’ knowledge of such laws and regulations.

In addition, a majority of our technology development team is currently located in the development center of our wholly-owned subsidiary, HireRight Estonia AS, in Tallinn, Estonia. As a result, we may face difficulties in staffing our technology development operations in Estonia, as well as managing and integrating this team with our operations in the United States.

Our international operations may subject us to additional risks and challenges, particularly with respect to:

•                  obtaining qualified, reliable data sources and vendors that cover international markets on reasonable terms, if at all;

•                  complying with local privacy laws and restrictions, as well as local license requirements;

•                  protecting data and intellectual property outside the United States;

•                  enforcing contracts under foreign legal systems, as well as defending claims brought in jurisdictions outside the United States;

•                  managing and staffing international operations;

•                  assimilating to language and cultural differences and doing business with foreign agencies and governments;

•                  currency fluctuations that could impact our margins on international services or could increase the cost of labor at our Estonian subsidiary; and

•                  political and economic instability and international conflicts.

Operating and expanding our business internationally could require us to incur additional compliance costs, which may be significant, or could subject us to substantial liability, including civil and criminal penalties and fines, restrictions on our operations, and breach of contract or indemnification claims by our customers and data suppliers, for failure to adequately comply in any or all of these jurisdictions. Any such cost or liability could have a material adverse effect on our business, financial condition and results of operations.

System failures, including failures due to natural disasters or other catastrophic events, could delay and disrupt our services, cause harm to our business and reputation and result in a loss of customers.

We depend heavily upon computer systems to provide reliable, uninterrupted service to our customers. We have experienced brief system interruptions in the past, generally relating to specific customers or groups of customers, and we believe that interruptions will continue to occur from time to time in the future. Our systems and operations are vulnerable to damage or interruption from a number of sources, including a natural disaster or other catastrophic event such as earthquake, fire, flood, terrorist attack, power loss and telecommunications failure, as well as computer viruses, physical and electronic break-ins, software issues, technology glitches, and other similar events, which can temporarily or permanently interrupt services to customers. Although we maintain an out-of-state redundant data center for disaster recovery, any substantial disruption of this sort could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders or operate our websites in a timely manner, or at all. These interruptions may also interfere with the ability of our vendors to provide us information and our employees’ ability to perform their responsibilities. In addition, a majority of the verification, document management and data entry functions for our services are conducted by our outsourced vendor in Mumbai, India. Mumbai recently experienced natural disasters and, as a result, our outsourced vendor experienced system interruptions. Any disruption in the ability of our Mumbai outsourced vendor to perform such functions may result in service interruptions and delays for our customers. Any interruptions or delays caused by such catastrophic events or system failures could harm our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability, cause us to incur increased expenses, cause us to breach service level contract obligations, or cause us to issue credits or lose customers, any of which could adversely affect our business, financial condition and results of operations.

If we are unable to protect our proprietary technology and other intellectual property rights, it may reduce our ability to compete for business and we may experience reduced revenue and incur costly litigation to protect our rights.

Our intellectual property rights are important to our business, and our success is dependent, in part, on protecting our proprietary technology and our brand, marks and domain names. In particular, the processes and software technology solutions we have created to manage screening programs, to deliver pre-integrated solutions with the companies with which we have strategic alliances, to gather information from our users, to deliver our screening services, to interact, aggregate and contextualize the information we obtain from many data sources and suppliers, including the use of algorithms and other analytical tools, are critical to the speed and accuracy of the results we provide in screening reports and the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying our solutions or otherwise infringing on our intellectual property rights. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop solutions similar or superior to ours. In addition, the laws of some countries in which we offer our solutions may not protect our solutions and intellectual property rights to the same extent as do the laws of the United States.

To protect our proprietary methods, we have three U.S. patent applications pending. We cannot assure you that the U.S. Patent and Trademark Office will grant these patents, or that the patents granted will give us the protection that we seek. To protect our brand name, we currently own registered trademarks in the U.S. and over 30 other countries. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into non-disclosure agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

We will not be able to protect our intellectual property if we do not detect unauthorized use of our intellectual property. If we discover that a third party is infringing upon our intellectual property rights, we may need to undertake costly and time-consuming litigation to enforce our intellectual property rights. We cannot be sure we will prevail in any litigation filed to protect our intellectual property, and even if we are successful in protecting our intellectual property rights, we may incur significant legal costs and management’s attention may be diverted from the ongoing development of our business, which could adversely affect our business. If we are unable to protect our intellectual property, our competitors could use our intellectual property to market services similar to ours or our intellectual property could be harmed or lose its value, either of which could decrease demand for our solutions.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

The software and Internet services industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. If a third party successfully asserts a claim that we are infringing their proprietary rights, then royalty or licensing agreements might not be available on terms we find acceptable or at all. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. These claims, whether or not successful, could require significant management time and attention; result in costly and time-consuming litigation and the payment of substantial damages; require us to expend additional development resources to redesign our solutions to avoid infringement or discontinue the sale of our solutions; create negative publicity that adversely affects our reputation and brand and the demand for our solutions; or require us to indemnify our customers. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management’s time, which could adversely affect our business.

We rely on key personnel and may need additional personnel for the success and growth of our business.

Our business is largely dependent on the personal efforts and abilities of key personnel including Eric Boden, our Chairman, President and Chief Executive Officer, and our senior management team. Although we have employment contracts with some of our officers, they can terminate their employment relationship with us at any time. We currently do not maintain key person insurance on any officer or employee. Our performance also depends on our ability to identify, attract, retain and motivate highly skilled development and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

We acquire information from a variety of sources to conduct our business, and if some of these sources are not available to us in the future, or if the fees charged by such sources significantly increase, our business may be materially and adversely affected and our profit margins may decline.

We rely extensively upon information derived from a wide variety of sources. We obtain information from public filings, information companies and governmental authorities, and we rely on a large number of court vendors for completing local courthouse searches. We generally do not have long-term agreements with our data suppliers. Some data suppliers, as well as some service suppliers, such as the drug testing laboratories we use, are also owned, or may in the future be acquired, by our competitors, which may make us vulnerable to unpredictable price increases or delays and refusals to renew agreements. Because our contracts with our customers often contain restrictions on the amounts or types of costs that may be passed through to our customers, we may not be able to recover any or all of the costs of any increases in fees by our data and service suppliers. If our suppliers are no longer able or are unwilling to provide us with certain data or services, we may need to find alternative sources with comparable breadth and accuracy, which may not be available on acceptable terms, or at all. If we are unable to identify and contract with suitable alternative data and service suppliers and integrate them into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services, which could have a material adverse effect on our business, financial position, and results of operations.

To the extent the availability of free or relatively inexpensive information increases, the demand for our services may decrease, which could have a material adverse effect on our business.

Public sources of free or relatively inexpensive information have become increasingly available, particularly through the Internet, and we expect this trend to continue. Governmental agencies in particular have increased the amount of information to which they provide free public access. Public sources of free or relatively inexpensive information may reduce demand for our services. To the extent that customers choose not to obtain services from us and instead rely on information obtained at little or no cost from these public sources, our revenues could decrease which may have an adverse effect on our business, financial condition and results of operations.

Our quarterly results of operations may fluctuate in the future, which may cause us to fail to meet or exceed the expectations of investors or securities analysts and cause our stock price to decline.

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section and in our Registration Statement on Form S-1:

•                  our ability to retain and increase sales to existing customers and attract new customers;

•                  seasonality of our business cycle, reflecting the historically higher demand for screening services in the second and third quarters of each year;

•                  the timing and success of new service offerings, product introductions or upgrades by us or our competitors;

•                  changes in our pricing policies or those of our competitors;

•                  competition, including entry into the market by new competitors and new service or product offerings by competitors;

•                  the amount and timing of expenditures related to expanding our operations, research and development, or introducing new services or products;

•                  changes in the payment terms for our services; and

•                  the purchasing and budgeting cycles of our customers.

Due to the foregoing factors and the other risks discussed in our Registration Statement on Form S-1, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2007 and prior to the closing of our initial public offering, we granted options to purchase 42,937 shares of common stock to employees of the Company under our 2000 Stock Option/Stock Issuance Plan.

During the quarter ended June 30, 2007 and prior to the closing of our initial public offering, employees exercised options for 23,856 shares of common stock.

On August 13, 2007 the Company issued 76,417 shares of common stock for proceeds of approximately $243,000, pursuant to the net exercise of a warrant previously issued and sold to Hewitt Associates LLC.

The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance upon Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

Completion of the Company’s initial public offering:

On August 13, 2007, the Company completed the initial public offering of its common stock. The managing underwriters in the offering were Credit Suisse Securities (USA) LLC, Robert W. Baird & Co. Incorporated, CIBC World Markets Corp., Piper Jaffray & Co. and William Blair & Company, L.L.C.. The shares of the common stock sold in the offering were registered under the Act on a Registration Statement on Form S-1 (No. 333-140613). The Securities and Exchange Commission declared the Registration Statement effective on August 7, 2007.

The offering commenced on August 8, 2007 and terminated on August 13, 2007 after all of the 4,375,000 shares of common stock registered under the Registration Statement were sold, including 2,954,115 shares offered by the Company and 1,420,885 shares offered by selling stockholders. The initial public offering price was $15.00 per share for an aggregate initial public offering of $65.6 million.

We paid a total of $4.6 million in underwriting discounts and commissions. In addition, the following table sets forth the estimated costs and expenses, other than underwriting discounts and commissions, incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

SEC registration fee	$9,229
NASD filing fee	9,125
NASDAQ Global Market listing fee	100,000
Blue sky fees and expenses	10,000
Printing and engraving expenses	60,000
Legal fees and expenses	500,000
Accounting fees and expenses	750,000
Transfer Agent and Registrar fees	10,000
Miscellaneous	20,646

Total	$1,469,000

After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to the Company from the offering were approximately $39.7 million. The net proceeds were predominately held in various interest-bearing money market accounts and marketable securities at August 31, 2007.

Item 3.        Defaults Upon Senior Securities

Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders

During July 2007, prior to the Company’s initial public offering, our stockholders holding a majority of shares outstanding adopted resolutions by written consent authorizing the approval of the Company’s reincorporation in Delaware and in connection therewith effected a 1-for-4.5 reverse stock split of the Company’s outstanding capital stock and approved the adoption of our amended and restated certificate of incorporation and our amended and restated bylaws. In addition, our stockholders approved the adoption of the HireRight, Inc. 2007 Long-Term Incentive Plan and the HireRight, Inc. Employee Stock Purchase Plan.  Stockholders holding 7,657,640 shares (on an as-if converted into common stock basis), or approximately 93 percent of the shares outstanding at that time, consented to all of the foregoing.

Item 5.        Other Information

Not applicable

Item 6.        Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of HireRight, Inc. (1)
3.2	Bylaws of HireRight, Inc. (1)
10.1+	Employment Agreement dated June 2007 by and between HireRight, Inc. and Eric J. Boden (1)
10.2+	HireRight, Inc. 2007 Long-Term Incentive Plan(1)
10.3+	HireRight, Inc. Employee Stock Purchase Plan(1)
10.4+	Deferred Compensation Plan for Directors of HireRight, Inc. (1)
10.5	Form of Indemnification Agreement for directors and executive officers(1)
10.6+	Form of Stock Option Agreement for directors for use with the 2007 Long-Term Incentive Plan(1)
10.7+	Form of Stock Option Agreement for certain officers (with change-in-control double trigger) for use with the 2007 Long-Term Incentive Plan(1)
10.8+	Change in Control Agreement by and between HireRight, Inc. and Jeffrey A. Wahba(1)
10.9+

Form of Change in Control Agreement by and between HireRight, Inc. and each of the following officers: Lisa A. Gallagher, Stefano Malnati, Alexander F. Munro, David M. Nachman, Barbara M. Nieto, Robert J. Pickell, Glen E. Schrank and Trygve M. Thoresen(1)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	New exhibit filed with this report.
+	Indicates management contract or compensatory plan.
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 Registration No. 333-140613 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIRERIGHT, INC.

Date:	September 13, 2007	/s/ Eric J. Boden
Eric J. Boden
President and Chief Executive Officer
(duly authorized officer)

Date:	September 13, 2007	/s/ Jeffrey A. Wahba
Jeffrey A. Wahba
Chief Financial Officer
(principal financial officer)