Form 10-Q
period 2007-09-30
HIRERIGHT INC
filed 2007-11-09
CIK 1168652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

                Yes ☒               No ☐

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
                Yes ☐                No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding on November 2, 2007 was 11,231,941.

HIRERIGHT, INC.

HIRERIGHT, INC.
CONDENSED, CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share amounts)	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,894	$4,201
Restricted cash	120	120
Short-term investments	40,400	4,031
Accounts receivable, net of allowance for doubtful accounts of $217 and $131 at September 30, 2007 and December 31, 2006, respectively, and reserve for sales allowances of $126 and $154 at September 30, 2007 and December 31, 2006, respectively	12,229	9,628
Prepaid expenses and other current assets	1,069	955
Deferred tax asset - current	1,435	3,518

Total current assets	66,147	22,453

Property and equipment, net of accumulated depreciation and amortization of $5,173 and $4,486 at September 30, 2007 and December 31, 2006, respectively	2,034	1,583
Other assets	484	646
Deferred tax asset - non-current	1,167	1,151

TOTAL	$69,832	$25,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,947	$4,480
Accrued liabilities	2,085	1,210
Accrued payroll and benefits	3,179	3,731
Capital lease liability	2	4

Total current liabilities	8,213	9,425

Other liabilities	295	—

Total liabilities	8,508	9,425

COMMITMENTS AND CONTINGENCIES (Note 6)

Series C redeemable convertible preferred stock, $0.01 par value—0 and 6,794,579 shares authorized, issued and outstanding (aggregate liquidation preference of $13,000) at September 30, 2007 and December 31, 2006, respectively	—	13,000
Series E redeemable convertible preferred stock, $0.01 par value—0 and 17,500,000 shares authorized, 0 and 17,246,579 shares issued and outstanding (aggregate liquidation preference of $12,180) at September 30, 2007 and December 31, 2006, respectively	—	12,180

STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, $0.01 par value— none issued and outstanding	—	—
Preferred stock, 50,000,000 shares authorized:
Series A redeemable convertible preferred stock, $0.01 par value—none issued and outstanding	—	—
Series B convertible preferred stock, $0.01 par value—0 and 854,632 shares authorized, issued and outstanding (aggregate liquidation preference of $2,000) at September 30, 2007 and December 31, 2006, respectively	—	2,000
Common stock, $0.01 par value—100,000,000 shares authorized; 11,231,941 and 1,956,115 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	112	20
Additional paid-in capital	67,929	847
Other comprehensive gain—currency translation	18	14
Accumulated deficit	(6,735)	(11,653)

Net stockholders’ equity (deficit)	61,324	(8,772)

TOTAL	$69,832	$25,833

The accompanying notes are an integral part of these condensed, consolidated financial statements.

HIRERIGHT, INC.
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006

REVENUE:
Service revenue	$16,016	$13,955	$47,337	$39,621
Reimbursed fee revenue	1,633	1,375	4,908	4,291

Total revenue	17,649	15,330	52,245	43,912

COST OF REVENUE:
Cost of service revenue	7,273	6,929	21,653	19,597
Reimbursed fees paid	1,633	1,375	4,908	4,291

Total cost of revenue	8,906	8,304	26,561	23,888

GROSS PROFIT	8,743	7,026	25,684	20,024

OPERATING EXPENSES:
Research and development	982	925	2,914	2,714
Sales and marketing	2,572	2,141	7,657	6,135
General and administrative	2,559	2,445	7,432	5,778

Total operating expenses	6,113	5,511	18,003	14,627

INCOME FROM OPERATIONS	2,630	1,515	7,681	5,397

OTHER INCOME (EXPENSE):
Interest income	413	49	625	83
Interest expense	—	(2)	1	(40)
Other income (expense)—net	(12)	(4)	(19)	(19)

Total other income —net	401	43	607	24

INCOME BEFORE INCOME TAXES	3,031	1,558	8,288	5,421

INCOME TAX PROVISION (BENEFIT)	1,189	(4,993)	3,369	(4,887)

NET INCOME	1,842	6,551	4,919	10,308
Preferred stock dividends	—	(543)	—	(1,630)
Income allocable to preferred stockholders	—	(4,623)	—	(6,678)

NET INCOME ALLOCABLE TO COMMON STOCKHOLDERS	$1,842	$1,385	$4,919	$2,000

EARNINGS PER SHARE:
Basic	$0.27	$0.75	$1.37	$1.12
Diluted	$0.17	$0.48	$0.50	$0.69

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
Basic	6,812	1,845	3,599	1,782
Diluted	10,812	2,862	9,763	2,907

The accompanying notes are an integral part of these condensed, consolidated financial statements.

HireRight, Inc.
CONDENSED, CONSOLIDATED StatementS of Cash flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2007	2006

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$4,919	$10,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	945	834
Stock-based compensation expense	272	187
Deferred income taxes	2,067	(5,051)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,601)	(2,679)
Prepaid expenses and other current assets	(115)	(353)
Other assets	116	(354)
Accounts payable	(1,607)	1,974
Accrued liabilities	826	(544)
Accrued payroll and benefits	(571)	941
Other liabilities	295	—

Net cash provided by operating activities	4,546	5,263

CASH USED IN INVESTING ACTIVITIES:
Purchases of short-term investments	(44,869)	(2,500)
Sales of short-term investments	8,500	500
Purchases of fixed assets	(1,315)	(802)

Net cash used in investing activities	(37,684)	(2,802)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Payments on notes payable	—	(1,124)
Payments on capital leases	(2)	(43)
Proceeds from exercise of stock options and warrants	407	145
Proceeds from initial public offering	39,420	—

Net cash provided by (used in) financing activities	39,825	(1,022)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6	9

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,693	1,448

CASH AND CASH EQUIVALENTS — Beginning of period	4,201	1,739

CASH AND CASH EQUIVALENTS — End of period	$10,894	$3,187

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$88

Income taxes paid	$1,350	$152

NON-CASH FINANCING TRANSACTIONS:
Vesting of stock options early exercised	$48	$—

Purchases of fixed assets	$75	$—

Accretion of Series E preferred stock	$—	$64

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

The condensed, consolidated financial statements included herein are unaudited; however, they contain all adjustments, including normal recurring adjustments, which in the opinion of management are necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results that can be expected for the full year.

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

Initial Public Offering.  The Registration Statement for the Company’s initial public offering (the “Public Offering”) was declared effective on August 7, 2007 (the “Effective Date”). The Company consummated the Public Offering on August 13, 2007 and sold 2,954,115 shares of its common stock, at a price of $15.00 per share.  An additional 1,420,885 shares were sold by selling stockholders.  The Company received approximately $39.4 million, net of underwriting discounts, commissions, and other offering costs. Upon the closing of the Public Offering, all of the Company’s outstanding preferred stock automatically converted into an aggregate of 6,201,142 shares of the Company’s common stock.

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

Adoption of Employee Stock Purchase Plan.  On the Effective Date, the HireRight, Inc. Employee Stock Purchase Plan (the “ESPP” or the “Purchase Plan”) became effective. The ESPP is designed to permit our employees and our participating subsidiaries’ eligible employees to purchase shares of our common stock through periodic after-tax payroll deductions and is intended to qualify as a “stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.  225,000 shares of our common stock are reserved for issuance under our ESPP. The Purchase Plan will be implemented by a series of consecutive six-month purchase periods. The initial purchase period will begin on the date established by the compensation committee and will terminate on the last business day of the next following six-month period. Eligible employees who elect to participate in the ESPP will be able to direct the Company to make payroll deductions of up to 15% of their regular compensation for each pay period during a purchase period, for the purchase of shares of common stock. The applicable purchase price for each purchase period will be equal to the price established by the committee prior to the first business day of that purchase period, which price may, at the discretion of the compensation committee, be a price which is not fixed or determinable as of the first business day of that purchase period. In no event, however, will the purchase price for any purchase period be less than the lesser of 85% of the fair market value of the Company’s common stock on the first business day or the last business day of that purchase period. As of September 30, 2007, no purchase period had been initiated and no participant contributions had been received by the Company.

2.                          Short-Term Investments

The Company’s short-term investments primarily consist of various auction rate securities. The Company accounts for its investments in marketable securities under Statement of Financial Accounting Standard (“SFAS”) No. 115, Certain Investments in Debt and Equity Securities. The company has classified these investments as available for sale and records these investments at fair value.

3.                          Share-Based Compensation

During the three and nine months ended September 30, 2007, stock options for the purchase of 73,492 and 141,308 shares of common stock, respectively, at a weighted average exercise price of $14.99 and $14.41 per share, respectively, were awarded, with vesting generally over four years. For the comparable periods in 2006, stock options for the purchase of 180,230 and 407,015 shares of common stock, respectively, at a weighted average exercise price of $6.93 and $5.22 per share, respectively, were awarded.

At September 30, 2007, there were 1,041,503 outstanding stock options granted under the 2000 Plan and 73,492 outstanding stock options under the 2007 Plan. The Company now maintains two plans, the 2000 Plan and the 2007 Plan, which became effective on the Effective Date of the Company’s initial public offering. All stock option awards up until the Effective Date were made under the 2000 Plan.  Commencing on the Effective Date, new options and other stock awards may only be granted under the 2007 Plan. The maximum aggregate number of shares of common stock or options to purchase shares of the Company’s common stock that may initially be issued under the 2007 Plan is 1,000,000. Outstanding options granted under both our 2000 Plan and 2007 Plan expire ten years from the grant date and typically vest 25% upon completion of one year of service with the remaining options vesting in 36 successive equal monthly installments upon completion of each additional month of service thereafter.

During the three and nine months ended September 30, 2007, in accordance with the prospective method of adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” the Company recognized share-based compensation expense of $119,000 and $272,000, respectively, compared to $154,000 and $187,000, respectively, for the comparable 2006 periods. At September 30, 2007, there was $1.4 million of unrecognized compensation cost related to unvested shares that will be recognized over a weighted average period of 2.0 years.

A summary of significant assumptions used in determining the fair value of the options granted is as follows:

	Nine Months Ended September 30,
	2007	2006
Expected life (years)	6.25	6.25
Risk-free interest rate	4.69%	4.92%
Volatility	41.5%	41.5%
Dividend yield	0%	0%
Forfeiture rate	9.25%	9.25%

As of September 30, 2007, the total number of outstanding options vested and expected to vest (based on anticipated forfeitures) was 1,079,473, which had a weighted-average exercise price of $4.47. The average remaining life of these options was 7.1 years and the aggregate intrinsic value was $6.4 million at September 30, 2007.

As of September 30, 2007, the total number of outstanding options currently exercisable was 661,623, which had a weighted-average exercise price of $2.47. The average remaining life of these options was 6.2 years and the aggregate intrinsic value was $5.2 million at September 30, 2007.

4.         Calculation of Earnings per Common Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands, except per share amounts	2007	2006	2007	2006

Numerator:
Net income	$1,842	$6,551	$4,919	$10,308
Less preferred stock dividends	—	(543)	—	(1,630)
Less income allocable to preferred stockholders	—	(4,623)	—	(6,678)

Net income allocable to common stockholders	$1,842	$1,385	$4,919	$2,000

Denominator:
Weighted average common shares outstanding:
Basic	6,812	1,845	3,599	1,782
Effect of dilutive potential common shares:
Weighted average unvested common shares	—	48	5	75
Common equivalent shares from warrants to purchase common stock	338	269	352	474
Common equivalent shares from options to purchase common stock	696	700	696	576
Common equivalent shares from convertible preferred stock	2,966	—	5,111	—

Diluted	10,812	2,862	9,763	2,907

Basic earnings per common share	$0.27	$0.75	$1.37	$1.12

Diluted earnings per common share	$0.17	$0.48	$0.50	$0.69

The anti-dilutive effect of 141,308 shares from outstanding stock options have been excluded from the earnings per share calculations for the three months and nine months ended September 30, 2007, respectively.

5.         Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). A business entity shall report unrealized gains and losses on items for which the Fair Value Option has been elected in earnings at each subsequent reporting period. SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of the adoption of SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

6.         Commitments and Contingencies

The Company is currently involved in certain legal matters that have arisen in the normal course of business. Management believes that the ultimate resolution of such actions will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

7.                          Segment Information

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

8.         Income Taxes

At September 30, 2007, the Company had a federal net operating loss carryforward of approximately $1.6 million. The federal net operating losses will begin to expire in 2011. In general, Section 382 of the Internal Revenue Code includes provisions which limit the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a 50% ownership change (as defined) occurs in any three-year period. During 2000, the Company experienced an ownership change for purposes of Section 382, and the annual utilization of net operating loss carryforwards and credits prior to the change will be limited accordingly. Such limitation is reflected in the deferred income tax benefit balances as of September 30, 2007.

The Company adopted the provisions of FIN 48 on January 1, 2007. At the adoption date and as of September 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the three and nine months ended September 30, 2007.

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

Our screening solutions are flexible and scalable, and therefore able to meet the demands of customers across a range of sizes and industries, with hiring operations dispersed throughout the United States and internationally. We serve a diverse customer base in a variety of industries, such as business services, technology, healthcare, manufacturing, telecommunications and financial services. As of September 30, 2007, we had 1,891 customers, which included 63 of the Fortune 500 companies. Our sales are derived from a combination of direct sales efforts as well as through our established network of strategic alliances with many of the leading recruiting software application providers and human resource outsourcing, or HRO, providers.

Cautionary Statement Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding our expectations, hopes, beliefs, intentions, estimates or strategies regarding the future, such as those set forth in Part II, Item 1 “Legal Proceedings” below.  Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed below in this “Management’s Discussion and Analysis” section and elsewhere herein and in our Quarterly Report on Form 10-Q for the period ended June 30, 2007.  Any forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.  For a discussion of risks and uncertainties that should be considered and which could materially adversely affect the Company and which could cause our actual results to differ materially from those anticipated in our forward-looking statements, please see “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2007.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes for the year ended December 31, 2006 and three months ended March 31, 2007 included in the Company’s Form S-1, and our Quarterly Report on Form 10-Q for the period ended June 30, 2007.

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

Initial Public Offering.  The registration statement for our initial public offering (the “Public Offering”) was declared effective on August 7, 2007 (the “Effective Date”). We consummated the Public Offering on August 13, 2007 and sold 2,954,115 shares of our common stock, at a price of $15.00 per share.  An additional 1,420,885 shares were sold by selling stockholders.  We received approximately $39.4 million, net of underwriting discounts, commissions, and other offering costs. Upon the closing of the Public Offering, all of the Company’s outstanding preferred stock automatically converted into an aggregate of 6,201,142 shares of our common stock.

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

Adoption of Employee Stock Purchase Plan.  On the Effective Date, the HireRight, Inc. Employee Stock Purchase Plan (the “ESPP” or the “Purchase Plan”) became effective. The ESPP is designed to permit our employees and our participating subsidiaries’ eligible employees to purchase shares of our common stock through periodic after-tax payroll deductions and is intended to qualify as a “stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.  225,000 shares of our common stock are reserved for issuance under our ESPP. The Purchase Plan will be implemented by a series of consecutive six-month purchase periods. The initial purchase period will begin on the date established by the compensation committee and will terminate on the last business day of the next following six-month period. Eligible employees who elect to participate in the ESPP will be able to direct the Company to make payroll deductions of up to 15% of their regular compensation for each pay period during a purchase period, for the purchase of shares of common stock. The applicable purchase price for each purchase period will be equal to the price established by the committee prior to the first business day of that purchase period, which price may, at the discretion of the compensation committee, be a price which is not fixed or determinable as of the first business day of that purchase period. In no event, however, will the purchase price for any purchase period be less than the lesser of 85% of the fair market value of the Company’s common stock on the first business day or the last business day of that purchase period. As of September 30, 2007, no purchase period had been initiated and no participant contributions had been received by the Company.

Results of Operations

The following table sets forth selected statements of operations data for the periods indicated, expressed as a percent of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE:
Service revenue	90.7%	91.0%	90.6%	90.2%
Reimbursed fee revenue	9.3%	9.0%	9.4%	9.8%

Total revenue	100.0%	100.0%	100.0%	100.0%

COST OF REVENUE:
Cost of service revenue	41.2%	45.2%	41.4%	44.6%
Reimbursed fees paid	9.3%	9.0%	9.4%	9.8%

Total cost of revenue	50.5%	54.2%	50.8%	54.4%

GROSS PROFIT	49.5%	45.8%	49.2%	45.6%

OPERATING EXPENSES:
Research and development	5.6%	6.0%	5.6%	6.2%
Sales and marketing	14.6%	14.0%	14.7%	14.0%
General and administrative	14.5%	15.9%	14.2%	13.2%

Total operating expenses	34.7%	35.9%	34.5%	33.4%

INCOME FROM OPERATIONS	14.8%	9.9%	14.7%	12.2%

OTHER INCOME (EXPENSE):
Interest income	2.3%	0.3%	1.2%	0.2%
Interest expense	0.0%	0.0%	0.0%	(0.1)%
Other income (expense)—net	(0.1)%	0.0%	0.0%	0.0%

Total other income—net	2.2%	0.3%	1.2%	0.1%

INCOME BEFORE INCOME TAXES	17.0%	10.2%	15.9%	12.3%

INCOME TAX PROVISION	6.7%	(32.6)%	6.4%	(11.1)%

NET INCOME	10.3%	42.8%	9.5%	23.4%

Three months and nine months ended September 30, 2007 and 2006

Service revenue

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2007	2006	2007	2006
Service revenue	$16,016	$13,955	$47,337	$39,621
As a percent of total revenue	90.7%	91.0%	90.6%	90.2%

Service revenue for the three months ended September 30, 2007 increased $2.1 million, or 14.8%, compared to the corresponding prior year period. This increase was primarily due to a $1.9 million increase in service revenue generated from net new customers in the three months ended September 30, 2007, compared to the 2006 period, and an increase in service revenue derived from existing customers of $0.2 million. We define revenue derived from net new customers to mean revenue derived during the period from customers who had not used our services during the 13 months immediately preceding the end of that period, net of revenue derived during the period from customers who had been billed for services in the prior period and were billed for less than 10% of that prior period amount in the period being analyzed. The increase in service revenue from new customers was due to customers that started using our services in the fourth quarter of 2006 and generated year over year increases in revenue in 2007 as they further integrated their screening operations with us, and the addition of new customers for the nine months ended September 30, 2007, from whom we had not generated revenue during the period prior to September 30, 2006. As of September 30, 2007, we had 1,891 customers, compared to 1,367 customers as of September 30, 2006. The more modest increase of $0.2 million in service revenue from existing customers compared to the first two quarters of the year was primarily the result of a slowdown in the growth of the number of background screens ordered by these customers in the current quarter.  This slowdown in growth of existing revenue reduced our overall service revenue growth rate in the third quarter as compared to the second quarter of this year. We are unable to currently predict if this existing customer growth slowdown will continue into the future and, if so, for how long.

Service revenue for the nine months ended September 30, 2007 increased $7.7 million, or 19.5%, compared to the corresponding prior year period. For the nine months ended September 30, 2007, service revenue generated from net new customers and existing customers increased $5.6 million and $2.1 million, respectively, compared to the corresponding 2006 period. The increase in service revenue from new customers was due to customers that started using our services in the fourth quarter of 2006 and therefore generated year over year increases in revenue in 2007 as they further integrated their screening operations with us, and the addition of new customers for the nine months ended September 30, 2007, from whom we had not generated revenue during the nine months ended September 30, 2006. The increase in service revenue from existing customers was largely due to the sale of additional services to existing customers, further rollout of our screening services to other divisions by enterprise customers, and overall growth in hiring in the first half of 2007, tempered by a slowdown in growth in the third quarter of 2007.

Reimbursed fee revenue

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2007	2006	2007	2006
Reimbursed fee revenue	$1,633	$1,375	$4,908	$4,291
As a percent of total revenue	9.3%	9.0%	9.4%	9.8%

Reimbursed fee revenue for the three months ended September 30, 2007 increased $0.3 million, or 18.8%, compared to the corresponding prior year period.  This increase was a result of an increase in the number of screening transactions, which grew approximately 16.9% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Reimbursed fee revenue for the nine months ended September 30, 2007 increased $0.6 million, or 14.4%, respectively, compared to the corresponding prior year period.  In the nine months ended September 30, 2007, the number of screening transactions grew approximately 19.3% compared to the corresponding 2006 period.

Reimbursed fee revenue as a percent of total revenue decreased 0.4 percentage points for the nine months ended September 30, 2007 compared to nine months ended September 30, 2006 because a higher percentage of the services sold did not have associated reimbursed costs.

Cost of revenue

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2007	2006	2007	2006
Cost of revenue	$7,273	$6,929	$21,653	$19,597
As a percent of service revenue	45.4%	49.7%	45.7%	49.5%

Gross profit	$8,743	$7,026	$25,684	$20,024
As a percent of service revenue	54.6%	50.3%	54.3%	50.5%

Cost of revenue for the three months ended September 30, 2007 increased $0.3 million, or 5.0%, compared to the three months ended September 30, 2006 and consisted primarily of administrative and facility related costs. Overall, cost of service revenue as a percent of service revenue declined 4.3 percentage points for the three months ended September 30, 2007 compared to the corresponding prior year period. This decline was largely due to improved fixed cost leverage with respect to our facilities and overhead costs, as well as the implementation of certain automation projects.

Cost of revenue in the nine months ended September 30, 2007 increased $2.1 million, or 10.5%, compared to the corresponding 2006 period.  A higher volume of screening transactions from both new and existing customers resulted in increases in vendor costs of $0.1 million for criminal records searches, $0.9 million in salaries and wages for screening support functions and $1.1 million in administrative and facility related costs. As a result of improved leverage with our facilities and overhead costs and a benefit from automation projects, cost of service revenue as a percent of service revenue declined 3.8 percentage points for the nine months ended September 30, 2007 compared to the corresponding prior year period.

Research and development expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2007	2006	2007	2006
Research and development expense	$982	$925	$2,914	$2,714
As a percent of service revenue	6.1%	6.6%	6.2%	6.8%

Research and development expense for the three months ended September 30, 2007 increased $0.1 million, or 6.2%, compared to the three months ended September 30, 2006.  The increase was the result of higher salaries, bonuses and related benefits for existing employees, partially offset by development costs capitalized in the 2007 period. Research and development expense as a percent of service revenue declined by 0.5 percentage points for the three months ended September 30, 2007 compared to the corresponding prior year period. This decrease as a percentage of service revenue primarily resulted from spreading our research and development expense over an expanded revenue base, as research and development expense increased at a lower rate than our service revenue.

Research and development expense for the nine months ended September 30, 2007 increased $0.2 million, or 7.4%, compared to the nine months ended September 30, 2006.  The increase was due to higher salaries, bonuses and related benefits for existing employees, partially offset by the capitalization of certain development costs of $0.3 million in the nine months ended September 30, 2007. Research and development expense as a percent of service revenue declined by 0.6 percentage points for the nine months ended September 30, 2007 compared to the corresponding 2006 period. This decrease as a percentage of service revenue primarily resulted from spreading our research and development expense over an expanded revenue base, as research and development expense increased at a lower rate than our service revenue.

Sales and marketing expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2007	2006	2007	2006
Sales and marketing expense	$2,572	$2,141	$7,657	$6,135
As a percent of service revenue	16.1%	15.3%	16.2%	15.5%

Sales and marketing expense for the three months ended September 30, 2007 increased $0.4 million, or 20.1%, compared to the corresponding prior year period.  Approximately $0.3 million of the increase was due to higher salaries, bonuses and related benefits resulting from 11 additional full-time equivalent employees during the three months ended September 30, 2007 compared to the 2006 period. The remaining increase in sales and marketing expense was attributable to higher travel and marketing expenses and facility related costs. We anticipate that sales and marketing expense will continue to increase as a percentage of service revenue through the end of 2007 as we plan to continue to invest in our sales and marketing capabilities.

Sales and marketing expense for the nine months ended September 30, 2007 increased $1.5 million, or 24.8%, compared to the corresponding prior year period.  The increase was primarily due to higher salaries, bonuses and related benefits of $0.9 million resulting from 11 additional full-time equivalent employees during the nine months ended September 30, 2007 compared to the corresponding 2006 period. The remaining increase in sales and marketing expense was attributable to higher travel and marketing expenses and facility related costs of $0.1 million, $0.1 million and $0.3 million, respectively, and other administrative costs.

General and administrative expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in thousands	2007	2006	2007	2006
General and adminstrative expense	$2,559	$2,445	$7,432	$5,778
As a percent of service revenue	16.0%	17.5%	15.7%	14.6%

General and administrative expense for the three months ended September 30, 2007 increased $0.1 million, or 4.7%, compared to the three months ended September 30, 2006.  This was due to a $0.6 million increase in consulting and facility related costs offset by a $0.3 million decrease in administration, $0.1 million decrease in legal and $0.1 million decrease in telecommunication costs during the three months ended September 30, 2007 compared to the 2006 period. As a percent of service revenue, general and administrative expense decreased 1.5 percentage points for the three months ended September 30, 2007, compared to the corresponding prior year period. The improvement in general and administrative expenses as a percentage of service revenue was primarily the result of on-going efforts to control variable costs, primarily labor, travel, telecommunication and certain compensation related costs.

General and administrative expense for the nine months ended September 30, 2007 increased $1.7 million, or 28.6%, compared to the nine months ended September 30, 2006.  This was due to a $0.3 million increase in salaries, bonuses and related benefits for existing employees and 10 additional full-time equivalent employees during the nine months ended September 30, 2007 compared to the 2006 period. Other increases in general and administrative expense compared to the 2006 period were $0.5 million of facility related costs, $0.1 million in legal expense, $0.7 million in consulting expense and other various expenses. We anticipate that general and administrative expense will continue to increase through the end of 2007 and thereafter as a result of the additional costs and compliance requirements related to operating as a public company. General and administrative expense as a percent of service revenue increased 1.1 percentage points for the nine months ended September 30, 2007, compared to the corresponding prior year period.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2007 was approximately 39.2% and 40.6%, respectively.  The slight decrease in the effective tax rate during the three months ended September 30, 2007, compared to the nine months ended September 30, 2007, was a result of tax-exempt interest income generated from certain investment in tax-exempt securities during the third quarter. Prior to the third quarter of 2006, we had established a full valuation allowance against our deferred tax assets, as we had not concluded that it was more likely than not that we would be able to realize substantially all of our net deferred tax assets. Subsequently in the third quarter of 2006, we concluded that it was more likely than not that we would be able to realize substantially all of our net deferred taxes as a result of being profitable in 2006 and expecting to remain profitable in 2007. As a result, all of the valuation allowance applied to net deferred tax assets was reversed in September 2006.

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

For the nine months ended September 30, 2007, cash generated by operating activities of $4.5 million resulted primarily from net income, including adjustments for depreciation and amortization and non-cash deferred taxes, partially offset by an increase in operating assets and liabilities primarily as a result of the growth in revenues.  Cash provided by operating activities of $5.3 million for the nine months ended September 30, 2006 was primarily attributable to net income of $10.3 million, offset by a reduction for a non-cash change in deferred taxes of $5.0 million.

Investing Activities Net cash used in investing activities for the nine months ended September 30, 2007 was $37.7 million and was comprised of net short-term investment securities purchases of $36.4 million using excess cash balances and proceeds from the Company’s initial public offering, capital expenditures of $1.0 million and $0.3 million in capitalized software costs. The use of cash in the nine months ended September 30, 2006 was $2.8 million and represented net short-term investment securities purchases and capital expenditures of $2.0 million and $0.8 million, respectively.

Financing Activities Net cash provided by financing activities for the nine months ended September 30, 2007 was $39.8 million, primarily from the net proceeds of the Company’s initial public offering. On August 13, 2007, the Company completed the initial public offering of its common stock. The estimated net proceeds to the Company were approximately $39.4 million, net of underwriting discounts, commissions, and other offering costs. The net proceeds from the offering are currently held predominantly in various interest-bearing money market accounts and marketable securities. The use of cash in the nine months ended September 30, 2006 of $1.0 million was primarily for repayments on notes payable.

We currently believe that our existing cash position, cash flows provided by operating activities and existing credit facilities will be sufficient to fund our working capital requirements and planned investments for at least the next twelve months.  We currently have no material debt.  The Company plans to use the net proceeds from our initial public offering primarily for working capital and other general corporate purposes, including the expansion of our sales and marketing activities, development of new service offerings and expansion of our international operations. In addition, we may use a portion of the net proceeds for acquisitions of, or investments in, businesses, products or technologies that enhance or add new services or additional functionality, further solidify our market position or allow us to offer complementary products, services or technologies. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  Following the Company’s reincorporation into Delaware and our initial public offering, which was completed on August 13, 2007, the Company had 100,000,000 shares of common stock authorized, of which 11,231,941 shares were outstanding at September 30, 2007, and 10,000,000 shares of preferred stock authorized, of which none were outstanding. The board of directors is authorized to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series without further vote or action by the stockholders.  The

Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. In many instances, we could have reasonably used different accounting estimates. Actual results could differ from those estimates. We include any revisions to our estimates in our results for the period in which the actual amounts become known.

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

Accounting for Income Taxes.  We record income tax expense in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that we recognize deferred tax assets and liabilities for temporary differences in the bases of assets and liabilities for tax and financial reporting purposes. We record a valuation allowance related to deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We eliminated our valuation allowance in 2006 because we were profitable in 2006 and expect to be profitable in future years. The preparation of financial projections involves significant subjectivity due to the inherent uncertainty involved in estimating future performance. If we fail to perform as projected, we may need to record a valuation allowance in the future.

Accounting for Stock-Based Compensation.  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires that all stock-based compensation to employees, including grants of employee stock options, be expensed in our financial statements based on their respective grant date fair values. Under SFAS 123R, we estimate the fair value of each stock-based payment award using the Black-Scholes option pricing model. The determination of the fair value of stock-based payment awards using the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We do not have a history of market prices of our common stock as we were not a public company until our recent initial public offering, and as such, we estimate volatility in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) using historical volatilities of other publicly traded companies in our industry. The expected life of the awards is based on the simplified method as defined in SAB 107. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of not paying any dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognized stock-based compensation expense in our consolidated financial statements based on awards that are ultimately expected to vest. A summary of significant assumptions used in determining the fair value of the options is as follows:

	Nine Months Ended September 30,
	2007	2006
Expected life (years)	6.25	6.25
Risk-free interest rate	4.69%	4.92%
Volatility	41.5%	41.5%
Dividend yield	0%	0%
Forfeiture rate	9.25%	9.25%

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). A business entity shall report unrealized gains and losses on items for which the Fair Value Option has been elected in earnings at each subsequent reporting period. SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of the adoption of SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

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

We are not required to comply with all of the rules and regulations of the Securities and Exchange Commission, particularly the requirement that we include in our Annual Report on Form 10-K a report of management and accompanying auditor’s report on the Company’s internal control over financial reporting (“404 reporting”).  Compliance by the Company with the 404 reporting rules and regulations will be required in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, unless the rules and regulations governing 404 reporting are revised.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

We are currently involved in certain legal matters.  While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from selling one or more services. Were an unfavorable ruling to occur, our business or results of operations could be materially harmed.

Item 1A.     Risk Factors

For detailed information regarding risk factors that could affect us, please refer to Part II, Item 1A in our Quarterly Report on Form 10-Q for the period ended June 30, 2007.  There have not been any material changes in the risk factors disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2007.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

From the period between July 1, 2007 and the filing of our Form S-8 on August 24, 2007, employees exercised options for 8,342 shares of unregistered common stock.

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

A total of $4.6 million were paid in underwriting discounts and commissions, of which $3.1 million were paid by us and $1.5 million were paid by the selling stockholders. In addition, other offering expenses of approximately $1.8 million were incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to the Company from the offering were approximately $39.4 million. The net proceeds were predominately held in various interest-bearing money market accounts and marketable securities at September 30, 2007.

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

Item 5.        Other Information

Not applicable

Item 6.        Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of HireRight, Inc. (1)

3.2	Bylaws of HireRight, Inc. (1)

10.1+	HireRight, Inc. 2007 Long-Term Incentive Plan(1)

10.2+	HireRight, Inc. Employee Stock Purchase Plan(1)

10.3+	Deferred Compensation Plan for Directors of HireRight, Inc. (1)

10.4	Form of Indemnification Agreement for directors and executive officers(1)

10.5+	Form of Stock Option Agreement for directors for use with the 2007 Long-Term Incentive Plan(1)

10.6+	Form of Stock Option Agreement for certain officers (with change-in-control double trigger) for use with the 2007 Long-Term Incentive Plan(1)

10.7+	Change in Control Agreement by and between HireRight, Inc. and Jeffrey A. Wahba(1)

10.8+

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

HIRERIGHT, INC.

Date:	November 8, 2007	/s/ Eric J. Boden
Eric J. Boden
President and Chief Executive Officer
(duly authorized officer)

Date:	November 8, 2007	/s/ Jeffrey A. Wahba
Jeffrey A. Wahba
Chief Financial Officer
(principal financial officer)