Form 10-K
period 2007-12-31
HIRERIGHT INC
filed 2008-03-11
CIK 1168652

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-33613

HIRERIGHT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0465016 (IRS employer identification no.)
5151 California Avenue, Irvine, CA 92617 www.hireright.com (Address of principal executive offices)
(949) 428-5800 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC
(NASDAQ Global Market)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2007 the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market. The initial public offering of our common stock on the NASDAQ Global Market was consummated on August 13, 2007, and the aggregate market value of our common stock held by non-affiliates on that date was $73.8 million, based on 5,071,876 shares held by non-affiliates of the registrant and based on the reported closing price of $14.56, as reported on the NASDAQ Global Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.

         The number of shares of the registrant's common stock outstanding on March 3, 2008 was 11,404,237.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 29, 2008 are incorporated by reference into Part III of this report to the extent described herein.

HIRERIGHT, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

        Some of the statements under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. Any forward-looking statements contained in this annual report are based upon our historical performance and on our current plans, estimates and expectations. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. The inclusion of any forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Forward-looking statements are subject to various risks and uncertainties, including those described in "Risk Factors," and actual results may differ materially from those indicated in these statements. You should specifically consider the factors identified in this annual report that could cause actual results to differ.

PART I

Item 1.    Business

General

        HireRight, Inc. ("we" or the "Company" or "HireRight") was incorporated in California in 1990 and reincorporated in Delaware in July 2007. Our shares of common stock are listed on the NASDAQ Global Market and trade under the symbol "HIRE." We are a leading provider of on-demand employment screening solutions. Our customers use our comprehensive screening services in conjunction with our web-based software applications to conduct and manage their employment screening programs efficiently and effectively, make more informed employment decisions, improve workplace safety and mitigate risk. We offer a comprehensive set of background screening services including criminal, motor vehicle and other public records searches, employment, education and professional license verifications and credit checks, as well as drug and health screening services. During 2007, we processed approximately 5.8 million distinct records searches, verifications, checks and screens for our customers.

        Our screening solutions are comprised of a suite of software applications, a comprehensive set of screening services and a proprietary information processing engine. We believe our screening solutions deliver faster results, provide greater convenience and ease-of-use, and enable our customers to effectively manage complex screening programs, providing them with significant time and cost savings. We are able to deliver fast results primarily due to our extensive use of automation in executing screening requests and our integration with information sources. We offer convenience and ease-of-use by providing screening solutions that address a wide range of screening program needs, by offering a comprehensive set of screening services accessible through a single provider, by automating many of the manual processes associated with screening and by offering solutions that are fully integrated with our customers' recruiting software applications. We assist our customers in managing the complexities inherent in employment screening programs by providing subject matter and solution expertise and robust, configurable software applications that facilitate effective program management, monitoring and control.

Our Growth Strategy

        We intend to pursue the following strategies, among others, to capitalize on our position as one of the leaders in the employment screening market:

        Increase Penetration of the Large Enterprise Market.    We believe that our employment screening solutions are highly effective in servicing the complex screening needs of large enterprises, as evidenced by the number of large enterprises that currently utilize our solutions. We have designed our screening solutions to provide the scale and flexibility necessary to allow our large enterprise customers to configure our solutions to align with the diverse needs of their screening programs. We seek to enhance our solutions by continuing to incorporate industry-specific screening services and functionality, as appropriate, in order to further penetrate and better meet the needs of our large enterprise customers. We intend to pursue additional large enterprise customers by continuing to invest in our direct sales and marketing efforts, as well as by pursuing opportunities developed through our strategic alliances with leading recruiting software application and human resource outsourcing ("HRO") providers.

        Further Penetrate Our Existing Customer Base.    We intend to continue to increase the array of employment screening solutions that we provide to our existing customers to improve the effectiveness of their screening programs. Primarily through our Account Management team, we work closely with existing customers to identify opportunities to screen additional individuals and expand the breadth of screening services and software applications utilized.

  •
  Increase the Number of Screens Performed.    Our screening solutions allow our customers to conduct background and drug and health screens on their domestic and international workforce, including permanent employees, as well as supplier employees, contractors and temporary employees. However, many of our existing customers only conduct screens on a portion of their workforce. Our Account Management team works closely with existing customers to identify opportunities to screen additional members of each customer's workforce in order to further enhance workplace safety and mitigate risk. Additionally, many customers only screen individuals at the time they are hired. We believe there is an opportunity to employ screening solutions periodically throughout an individual's employment, as well as when individuals are added to the workforce outside of the regular hiring process (e.g., through a merger or acquisition).

  •
  Expand the Breadth of Screening Services and Software Applications Utilized.    Our screening solutions offer a comprehensive range of services and functionality. Most of our customers utilize only a subset of the full functionality and services that our solutions offer to conduct and manage their screening programs. Our Account Management team works closely with existing customers to identify additional screening services and software applications that they can employ to enhance the efficiency and effectiveness of their screening program. We also plan to continue to develop additional screening services and software applications that incorporate new or additional information sources and functionality to support our customers' programs, and to market these new services and applications to our existing customers.

        Continue to Enhance Our Market Position in the Small and Midsize Business ("SMB") Market.    According to the United States Census Bureau 2004 County Business Patterns report, enterprises with less than 2,500 employees comprise over 60% of the total domestic workforce. We believe that utilization of employment screening solutions among SMBs is increasing as these enterprises have become more familiar with employment screening solution alternatives and recognize the benefits of an effective employment screening program. Although the screening programs employed by SMBs are generally less complex than those employed by large enterprises, the information and basic functionality required is often very similar. Our screening solutions are designed to have the flexibility to effectively meet the screening needs of SMBs. We currently serve many SMB customers and intend to continue to pursue opportunities with SMBs through a dedicated SMB sales force as well as through direct marketing activities and through our strategic alliances.

        Expand our Presence in International Markets.    We intend to expand our penetration of international markets by leveraging our existing and prospective multinational customer base, as well as our human resource outsourcing providers (HRO) and recruiting software application providers' relationships. We believe that our scalability in providing comprehensive screening solutions, which enhance the efficiency with which our customers of different size and diversity conduct their screening programs, enables us to further penetrate international markets.

        Selectively Pursue Acquisition Opportunities.    We intend to selectively consider acquisitions that enhance the breadth of our screening solutions by adding new screening services or additional functionality. Additionally, we intend to selectively consider acquisitions of screening solution providers both domestically and internationally to further enhance our scale and develop our global capabilities. Finally, we also intend to selectively consider acquisitions of companies that offer complementary products, services or technologies which we believe will either further enhance our competitive position relative to other screening solution providers or expand our potential target market.

Our Competitive Strengths

        We believe the following to be our key competitive strengths:

        Comprehensive Screening Solutions.    We provide more than 50 screening services and a suite of software applications that our customers can use to screen their entire workforce across multiple, diverse geographies and a wide variety of industries. Our screening services include criminal, motor vehicle and other public records searches, employment, education and professional license verifications and credit checks, as well as drug and health screening. We also offer industry-specific screening services to meet the specific requirements of customers in certain, often highly regulated, industries. Our solutions enable our customers to conduct these screens not only on their applicants and current employees, but also on their extended workforce including supplier employees, contractors and temporary employees. We provide our screening services in multiple, diverse geographies through both our own operations and an established network of third-party information providers. In 2007, we performed screening services in approximately 200 countries and territories worldwide, primarily for U.S.-based, multinational customers.

        Positive User Experience.    Our web-based software applications enable our customers to efficiently and effectively manage the complexities inherent in employment screening programs. Our solutions enhance the efficiency with which our customers conduct their screening programs by automating many of the steps associated with conducting a screen, eliminating duplicative steps in the process, utilizing self-service functionality to capture information, seamlessly integrating with our customers' recruiting software applications, utilizing an intuitive, user-friendly interface and providing consolidated reports. Our solutions also enhance the effectiveness of our customers' screening programs by providing the speed needed to make timely, informed hiring decisions, the flexibility to configure processes, accessibility and services to match screening policies and program needs, and the visibility required to control and manage an entire screening program across multiple departments and geographies.

        Scalable, Proprietary Information Processing Engine.    Our proprietary information processing engine is a key component of our screening solution as it allows us to manage a large number of complex screening requests simultaneously and to deliver a wide range of screening services in a fast, accurate and cost-effective manner. Our processing engine automates the routing of each screening request to the appropriate information source, and utilizes rules-based processing to meet specific customer requirements. Our processing engine also manages the execution of a high volume of screening requests simultaneously. It delivers the results to the user as the results become available, so that the user does not have to wait for all screening requests in a report to be completed prior to accessing the results of specific screening requests within the report. To automate the process of assembling information related to certain screening requests, our processing engine is also integrated with an array of information sources. The design architecture of our processing engine is scalable and capable of meeting fluctuations in our screening request volume, while also offering the flexibility to quickly add new customers and implement new screening services with minimal incremental investment.

        Extensive Network of Strategic Alliances with Industry Leaders.    We have established strategic alliances with a network of recruiting software application and HRO providers, which provide valuable sales and marketing support, and allow us to offer differentiated, pre-integrated screening solutions. Our strategic alliances with recruiting software application providers are structured to allow for collaborative marketing and selling efforts, and provide for joint development and support for screening solutions that are pre-integrated with the recruiting software applications offered by these providers. Our strategic alliances with HRO providers also allow for collaborative marketing and selling efforts by allowing these providers to include our screening solutions as part of their comprehensive HRO solution offering. Our strategic relationships with many of the leading providers in these sectors are often the result of an extensive diligence process conducted by these providers, and we believe these relationships provide both existing and potential new customers with third-party validation of our services and organization.

        Proven Track Record of Success with Large Enterprises.    We believe that our record of success in serving large, complex enterprises is a key competitive advantage. During 2007, we provided screening solutions for 19 of the Fortune 100 companies and 66 of the Fortune 500 companies, which compares to 17 and 53 of such companies, respectively, during 2006. The size and diversity of these customers, combined with the longevity of our relationships with many of them, demonstrates our ability to handle complex customer and industry-specific screening program challenges. We also believe that our history of collaborating with customers to enhance existing solutions and to develop new solutions further demonstrates the strength and depth of our relationships with our customers. As an example, our Customer Advisory Council includes representatives from some of our largest customers and meets regularly to provide us with feedback on our performance, to suggest concepts for new or enhanced solutions, and to discuss their evolving needs in an effort to assist us in enhancing and expanding our screening solutions on an ongoing basis.

        Strong, Experienced Management Team.    Our management team is led by Eric J. Boden, our President, Chief Executive Officer and Chairman, who joined HireRight in 1999. Mr. Boden has more than 20 years of senior leadership experience including serving as President and Chief Executive Officer of Frame-n-Lens Optical, Inc. Jeffrey A. Wahba, our Chief Financial Officer, served for 20 years as the Chief Financial Officer of the Henry Group of Companies, a holding company for a portfolio of businesses in the manufacturing and distribution sectors. The other members of our senior management team possess a diverse array of experience, both with large public companies and high growth, technology-based companies, across multiple functional areas including finance, sales and marketing, software development and business development. We have expanded our management team significantly over the last three years in order to establish the management infrastructure we believe is necessary to pursue our growth objectives.

Our Products and Services

  Screening Services

        We offer a comprehensive range of background and drug and health screening services for employment-related purposes. We charge our customers for these services on a transactional basis. Our screening services generally consist of the following categories:

        Background Screening Services.    We offer criminal records searches, the core component of most employment screening programs, at the county, state and national level. We also offer other public and non-public records searches, such as searches of motor vehicle records, federal and state civil court records, and government lists (e.g., the Office of Foreign Asset Control Specially Designated Nationals List for use in maintaining compliance with the U.S.A. Patriot Act), as well as credit checks. Our verifications services verify information provided by applicants, including prior employment, education, licenses and credentials.

        Drug and Health Screening Services.    Through established relationships with third-party laboratories, collection site networks, medical review officers and occupational health clinics, we offer a broad suite of employment related drug and health screening services. Drug and alcohol screening services include breath, urine, hair and saliva testing for pre-employment, random, post-accident, reasonable cause and return-to-duty screening. For industries that require physical health evaluations, we employ our third party network to provide physicals, vision and hearing testing, and lift testing.

        Industry-Specific Screening Services.    We provide a suite of industry-specific screening services, which leverage our regulatory knowledge and screening capabilities and are often tailored to help customers meet the compliance requirements of regulated industries. Our industry-specific offerings include screening services for the transportation, healthcare, pharmaceutical and financial services industries. For example, we provide a set of prohibited and restricted parties searches, designed to help financial services providers comply with the provisions of the U.S.A. Patriot Act.

        Global Screening Services.    We offer screening services throughout the United States and around the world. In 2007, we performed screening services in approximately 200 countries and territories worldwide, primarily for U.S.-based, multinational customers. We provide these services through a combination of internal resources and an established network of third-party providers.

  Software Applications

        A key element of our success has been developing on-demand software applications that efficiently and effectively address the complex requirements of conducting and managing our customers' screening programs, resulting in what we believe is a positive user experience for our customers. Our customers access all of our software applications via the Internet, and all of these software applications are hosted by us and are provided to our customers at no charge. Our software applications include the following:

        HireRight Enterprise™.    HireRight Enterprise is the primary application used by our customers to access our screening services and manage their screening programs. This screening management application provides our customers with a comprehensive, easy to use solution that offers broad functionality, including order management, user management, compliance management, decision support, and reporting and analytics. HireRight Enterprise is designed to be flexible and scalable to accommodate the multi-user, multi-office, multi-geography needs of large, complex organizations, as well as the needs of medium-sized businesses.

        Pre-Integrated Screening Solutions.    For customers who want to leverage their recruiting software application for integrated screening workflow management and seamless data transfer in the recruiting process, we offer pre-integrated software applications that we have jointly developed with many of the leading recruiting software application providers. Our pre-integrated screening solutions have been developed in accordance with HR-XML standards, a set of generally accepted standards for software development within the HR industry. Through our pre-integrated screening solutions, our customers can take advantage of our services while eliminating duplicate data entry and automating their screening processes from within their chosen recruiting software application. We developed what we believe to be the industry's first pre-integrated screening solution, which was released in 2002 and jointly developed with PeopleSoft, Inc. as part of PeopleSoft eRecruit. As of December 31, 2007, we provided pre-integrated screening solutions for the following recruiting software applications: PeopleSoft eRecruit, PeopleSoft Talent Acquisition Manager, Oracle iRecruitment, Taleo Enterprise, Vurv Enterprise, VirtualEdge Staffing Suite, and PeopleAdmin Applicant Tracking Module.

        Extended Workforce Screening Solution.    To assist employers with managing and operating their programs for screening their extended workforce, including supplier employees, contractors and temporary employees, we provide our Extended Workforce Screening Solution. We believe our Extended Workforce Screening Solution was the industry's first solution of its kind, providing comprehensive screening management of the extended workforce, including features such as supplier self-service, automated supplier management and electronic consent. A recent internal study of a select group of customers that use our solution to screen their extended workforce found that the prevalence of felony conviction records among those individuals seeking to work in their extended workforce was on average 92% higher than the prevalence of felony conviction records in the applicant pool seeking permanent positions. We believe this study provides a strong indicator of the benefit to employers of screening their extended workforce.

        Employment Application Solution ("EAS").    HireRight's EAS streamlines the recruiting process by providing a web-enabled employment application solution that either integrates with HireRight Enterprise or operates as a standalone application. EAS provides a configurable, easy-to-use, web-enabled interface that allows employment application information to be captured through our web-enabled platform, and offers self-service functionality that permits the applicant to directly enter this information. Employers can access our screening services and eliminate potential errors resulting from duplicate data entry by utilizing the data captured in the EAS to initiate a background screen. EAS also provides pre-hire forms, digital signature capabilities and compliance tools to help facilitate the customer's information collection and legal compliance throughout the pre-employment process.

        HireRight I-9 Solution.    The HireRight I-9 Solution provides a convenient and streamlined process for employers to effectively manage U.S. employment eligibility and related state and federal regulatory compliance. It offers electronic management of I-9 forms and includes integrated employment eligibility verification through the Department of Homeland Security's E-Verify Program. The HireRight I-9 Solution provides comprehensive functionality required to manage the employment eligibility process in one central location on the Web, moving a traditionally paper-based process to a secure and efficient electronic solution.

        HireRight Express™.    HireRight Express is a background checking solution designed specifically for the unique needs of small businesses. HireRight Express provides a simpler, less comprehensive user interface, tools and help topics for new users and a more narrow set of available screening services. With the intent to make background screening easy for the first time user, HireRight Express features secure online registration, order placement, order management, report delivery and credit card payment.

Delivery of Services

  Information Processing Engine

        Our proprietary information processing engine is a key component of our screening solution as it allows us to manage a large number of complex screening requests simultaneously and deliver a wide range of screening services in a fast, accurate and cost-effective manner. Our information processing engine combines proprietary workflow and work management software and web-based technology with leading off-the-shelf software applications to automate the workflow and work management associated with the fulfillment of each screening request. The design architecture of our processing engine is highly scalable and capable of meeting fluctuations in the volume of screening requests, while also offering flexibility and configurability to efficiently add new customers and implement new screening services. The key features of our information processing engine include:

        Workflow and Work Management Automation.    Our information processing engine efficiently manages the routing and processing of a high volume of simultaneous screening requests to ensure speed in the delivery of requested screening reports. Based on a set of rules and procedures, which can be configured to address the specific needs of each individual customer and each screening service, our processing engine evaluates each request and assigns the request to the appropriate individual or information provider. Additionally, our processing engine automates the exchange of information with certain information sources, eliminating the need for manual intervention. Finally, our processing engine facilitates the management of work for the personnel involved in the research process through workload balancing, automated decision making and collaboration, resulting in consistent and accurate execution of screening requests.

        Parallel Processing of Information Requests.    Our information processing engine enhances the speed and efficiency with which our results are delivered to our customers by processing requests in parallel. Our engine manages the simultaneous processing of multiple screening requests that make up each screening report, rather than waiting for a specific information request to be completed before initiating a subsequent search for a given report. Our processing engine also directs the steps of each information request to help ensure accuracy in the asynchronous fulfillment process and to deliver consistency in the handling of all screening requests.

        Integration with Third-Party Information Sources.    Our information processing engine is integrated with a number of information sources and third-party service providers. As a result, the engine is capable of completing information search and verification requests either by directly accessing the appropriate information source or by automatically coordinating human-based searches from third-party suppliers. The automated exchange of information helps to reduce potential errors or omissions resulting from multiple or manual data entries.

        Real-time Feedback of Results of Individual Screening Services.    Rather than having to wait for the completion of the entire report before viewing, our customers can access a status update for the specified report and view information gathered for individual screening services within a report as they are completed. Our processing engine can also proactively notify the customer via e-mail of the status of the report.

        Scalable Design Architecture.    Our processing engine includes an integrated suite of on-demand software applications built on a multi-tier, distributed Java 2 Enterprise Edition ("J2EE") platform. Our processing engine has been designed to allow for high volume, secure processing as well as scaling to support a much larger customer base with minimal incremental capital investment.

Strategic Alliances

        A fundamental component of our business strategy is to utilize strategic alliances to supplement our sales and marketing efforts and to differentiate our solution offerings. Our primary alliances include the following:

        Recruiting Software Application Providers.    We believe that approximately two-thirds of the Fortune 100 companies currently utilize recruiting software applications to manage their recruiting process. We expect further penetration of recruiting software applications among companies of all sizes. We were an industry pioneer in creating HR-XML standard pre-integrations with leading recruiting software application providers. These solutions have standard implementations yet are configurable to each customer's specific needs. We currently have more than 60 customers utilizing our pre-integrated screening solutions. We believe this is more than any other employment screening solution provider in the industry.

        We currently have strategic alliances with many leading recruiting software application providers, including Oracle Corporation, Taleo Corporation, Vurv Technology, Inc., VirtualEdge Corporation, Peopleclick, Inc., PeopleAdmin, Inc. and SuccessFactors, Inc., and we continue to evaluate opportunities to establish additional alliances. Our strategic alliances generally consist of joint marketing efforts, lead sharing and customer referral arrangements, collaboration and coordination in product development and customer implementations, and ongoing joint support for integrated solutions. Our alliances are generally based on multi-year, non-exclusive contractual agreements. We currently maintain direct contractual, billing and customer support relationships with our customers derived from such alliances. We believe that our strategic alliances have contributed to an increase in lead generation, a decrease in the length of our sales cycle, and an overall better screening solution for our customers.

        Human Resource Outsourcing Providers.    Gartner, Inc, a leading information technology research and advisory company, estimates the worldwide HR business process outsourcing market will grow from $23.9 billion in 2005 to $33.4 billion in 2010, a 6.9% compound annual growth rate. We believe we were the first employment screening solution provider to establish a strategic alliance with a leading HRO provider when we established our strategic alliance with Exult, Inc. in 2003. We have since developed working relationships with five of the leading full-service HRO providers, including Hewitt Associates LLC, Accenture HR Services, Inc., Convergys Customer Management Group, Inc. (Convergys Employee Care), ExcellerateHRO Corporation (the jointly owned HRO business of EDS and Towers Perrin), and International Business Machines (IBM) Corporation. In addition, we have established a strategic alliance with The RightThing, Inc., a leading recruitment process outsourcing (RPO) provider. These providers market our screening solutions to their customers as a component of their own service offering, thereby extending the brand messaging and sales efforts of our own direct sales force. Our relationships with HRO and RPO providers are typically non-exclusive arrangements. At present, four of these relationships are based on multi-year agreements designed to ensure that in most cases we are the only screening solution provider promoted by these alliance partners to their customers.

        Other Service Providers.    In select situations we have formed, and may continue to form, alliances with other organizations to provide expanded, enhanced or complementary services to both current and potential future customers. For example, we currently promote skills testing and behavioral assessment solutions offered by third parties to our customer base, on an as-needed basis.

Sales and Marketing

  Sales

        We sell our solutions to both new and existing customers primarily through our consultative direct sales force, which is comprised of inside sales and field sales personnel. Our sales force is organized into the following groups: Enterprise Sales, SMB Sales and Account Management. Our Enterprise Sales group is responsible for sales to large organizations, and divides primary responsibility by both geographic region and industry. Our SMB Sales group is responsible for sales to organizations with fewer than 4,000 employees. Our Account Management group is responsible for maintaining and cultivating our relationships with our existing customers. As of December 31, 2007, our sales force staff consisted of 43 full-time equivalents, most of whom were direct quota-based sales representatives. We also operate a Business Development group that develops and manages a network of strategic alliances and generates referral opportunities from this network.

  Marketing

        We engage in a variety of traditional and online marketing activities designed to provide sales lead generation, sales support and increased market awareness. Our specific marketing activities include industry trade shows, advertising campaigns, direct marketing campaigns, webinars and telemarketing, all of which help create awareness and enhanced perception of our brand and our background and drug and health screening solutions. We also conduct our annual HireRight User Group Conference, which provides informational sessions and benchmarking opportunities for our customers to help them evaluate and enhance their existing screening programs. We believe we are the only company in the industry to have a self-governed user group that is comprised of, and managed by, its customers.

Customers

        During 2007, we served a diversified customer base which consisted of more than 2,000 customers. In addition, we also provided screening solutions to approximately 1,700 of our customers' third-party suppliers and contractors, primarily through our Extended Workforce Screening Solution. Our customer base includes companies that we have billed for services during the period indicated and does not necessarily indicate an ongoing relationship with each such customer. Our customers range in size from less than 100 employees to over 100,000 employees, and operate in multiple and diverse industries.

        The ability of our screening solutions to effectively meet the complex screening needs of large organizations is evident by our customer base. As of December 31, 2007, we had 2,044 customers, which included 19 of the Fortune 100 and 66 of the Fortune 500 companies. These multi-national companies generally have complex organizational structures and require comprehensive, flexible and scalable screening solutions. In addition, they require screening solutions designed to address the diverse nature of their business, while maintaining strict data security and having the ability to enforce uniform and consistent screening program policies worldwide. We believe that our solutions have been instrumental in our success with larger customers. Our top ten customers, including revenue generated from their extended workforce, contributed approximately 34% of our total revenue for the year ended December 31, 2007. No single customer accounted for more than 7% of our total revenue for the year ended December 31, 2007.

        Our customer base extends across a wide variety of major industries including business services, technology, healthcare, manufacturing, telecommunications and financial services, among others. The top three industries that we served in 2007 based on revenues were manufacturing, business services and technology, each of which represents more than 10% but less than 20% of our total revenue for the year ended December 31, 2007.

Competition

        The employment background screening market is highly fragmented and competitive. According to its 2004 presentation, the National Association of Professional Background Screeners estimated that the background screening market at that time consisted of more than 1,000 screening firms. To our knowledge, no single private or public firm possesses a market share of greater than 10%. Our competitors include national employment background screening providers such as First Advantage Corporation and ChoicePoint, Inc., regional and local employment background screening providers and smaller, independent private investigations firms. It is also possible that new competitors or alliances or consolidation among competitors may emerge and significantly increase competition. We expect our market to remain highly competitive.

        We believe that reporting accurate information and maintaining security of sensitive information are two fundamental requirements to compete successfully as a reputable background screening provider. Additional competitive factors include:

  •
  technology-enabled ease of use, level of functionality and end-to-end efficiency;

  •
  ability to integrate with customer systems and major software applications;

  •
  breadth and geographical reach of screening service offerings;

  •
  speed of screening results;

  •
  pricing and return on investment; and

  •
  a successful track record and reference base with similarly situated companies.

        We believe that we compete favorably on the basis of these factors. We offer our screening services throughout the United States and around the world. In 2007, we performed screening services in approximately 200 countries and territories and served more then 2,000 customers, which included 66 of the Fortune 500 companies. We offer a comprehensive set of more than 50 screening services, and our easy-to-use, web-based software applications allow our customers to request these services and access the results of screens that we perform as they are completed, rather than having to wait for the completion of the entire report before viewing any of the results. Our software applications are integrated with many of the industry's leading recruiting software applications, providing additional efficiencies for our customers.

Government Regulations

        Because we deal primarily in searching and reporting public and non-public consumer information and records, and performing third-party administrative services for employment-related drug screening and other occupational testing, we are subject to significant and extensive governmental laws and regulations. For example, we are subject to:

  •
  the Fair Credit Reporting Act, which regulates the use of consumer report information;

  •
  the Gramm-Leach-Bliley Act, which regulates the use of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions;

  •
  the Drivers' Privacy Protection Act, which restricts the public disclosure, use and resale of personal information contained in state department of motor vehicle records;

  •
  the Health Insurance Portability and Accountability Act, which restricts the public disclosure of patient information and applies indirectly to companies that provide services to healthcare-related businesses; and

  •
  various state consumer reporting agency laws and regulations.

        We may also be subject to other laws and regulations related to state private investigation licensing or that are designed to protect the privacy of individuals and to prevent the misuse of personal information in the marketplace. These regulations may restrict the use and disclosure of personal information and provide consumers certain rights to know the manner in, and the purposes for, which their personal information is being used, to challenge the accuracy of such information or to prevent the use and disclosure of such information. In addition, these laws and regulations vary among states and are subject to differing interpretations. In certain instances, these laws and regulations also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines with which we are obligated to comply. Certain state laws and regulations impose similar privacy obligations, as well as obligations to provide notification of security breaches in certain circumstances. Failure to comply with these laws and regulations may result in the imposition of civil and criminal penalties, including fines, and may be a basis for private litigation. In addition to interpreting and complying with laws and regulations as and to the extent they relate to our services, we must also reconcile the many potential conflicts between such laws and regulations among the various jurisdictions that may be involved in the provision of our services.

        We are also subject to laws and regulations in some of the foreign jurisdictions where we do business. In some cases, such laws and regulations are more restrictive than domestic laws and regulations. Among other things, such laws and regulations may restrict access to, use and disclosure of personal information and transmission of personal data across international boundaries.

Intellectual Property

        We rely on a combination of patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions to protect our intellectual property. We own a number of trade names, copyrights, domain names and trade secrets, and it is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with our vendors and companies in which we have strategic alliances in order to limit access to and disclosure of our proprietary information. Currently, our HireRight trademark is registered with the U.S. Patent and Trademark Office and in over 30 other countries. We also have three patent applications pending for technology intended to improve our existing screening programs. However, we do not currently possess any patents and we cannot be sure that any pending patent applications will result in patents being issued. In addition, the laws of some countries in which we offer our solutions may not protect our solutions and intellectual property rights to the same extent as do the laws of the United States.

Seasonality

        Our revenues and operating results normally fluctuate as a result of seasonal variation in our business activity, which is principally due to changes in hiring activity. Historically, the demand for screening services has generally been the highest in the second and third quarters of each year, with lower sales historically at the end of the fourth quarter and beginning of the first quarter due in part to lower hiring activity during the holiday season.

Product Development

        The primary goal of our Product Development group is to identify opportunities to enhance our current solutions and develop new, innovative solutions that support our strategic goals. Our Product Development group actively works with our customers and employees to analyze trends in the marketplace and generate new solution ideas. For example, our Product Development group works closely with our Customer Advisory Council, which includes representatives from some of our largest customers, to discuss their screening solution needs in an effort to identify opportunities to enhance and expand our screening solutions. The Product Development group also manages our product development roadmap while working closely with our software development, operations, marketing and compliance teams to bring new products to market.

Inflation

        We do not believe that inflation has had a material impact upon our operating results during 2007, and we do not expect it to have a material impact in the near future. We cannot provide assurance that our business will not be affected by inflation in the future.

Employees

        As of December 31, 2007, we had 407 full-time equivalent employees, including 230 in operations, 65 in sales and marketing, 56 in technology development and 56 in general and administrative. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Foreign Service Revenues

        In 2007, we performed screening services in approximately 200 countries and territories worldwide, primarily for U.S.-based, multinational customers. Less than 10% of our aggregate service revenues are derived from services provided outside of the United States.

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

        Because we are considered to be a consumer reporting agency and we deal primarily in searching and reporting public and non-public consumer information and records, and performing third-party administrative services for employment-related drug screening and other occupational testing, we are subject or vulnerable to extensive and often complex governmental laws and regulations, such as the Fair Credit Reporting Act, or FCRA, Drivers' Privacy Protection Act, state consumer reporting agency laws, state private investigator licensing regulations, Department of Transportation regulations and various other foreign, federal, state and local laws and regulations. Among other things, such laws restrict access to, use and disclosure of certain types of personal information and regulate the protection, storage and disposal of such information. Identifying, interpreting and complying with foreign laws and regulations is particularly difficult due to the broad range of foreign laws and regulations, as well as uncertainties with respect to the applicability and interpretation of such laws and regulations. For example, with respect to our services provided in the European Union and its member countries, although we have qualified for a safe harbor certification available for U.S. companies for the transmission of the personal information that we collect under the jurisdiction of the European Union, uncertainty remains as to the other laws and regulations of the specific member countries which may also apply to our operations in those countries. Failure to comply with these domestic and foreign laws and regulations, to the extent applicable, may harm our reputation and result in the imposition of civil and criminal penalties and fines, restrictions on our operations, and breach of contract or indemnification claims by our customers and data suppliers.

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

        Changes to existing laws and regulations relating to our business, interpretations of those laws and regulations or their applicability to us, or the adoption of applicable new laws and regulations could result in additional regulatory compliance requirements or our incurring increasing or substantial regulatory compliance expense, litigation expense or loss of revenue. Such changes could also increase our exposure to potential lawsuits, fines and penalties. For example, certain information and services we provide are subject to regulation by various federal, state and local laws and regulations in the United States designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. Many consumer advocates, privacy advocates, and government regulators have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth, which are extensively used in our search protocols. Since 2001, more than 30 states have enacted new laws to protect personal information or to give consumers more information about how their personal information is used, and lobbying efforts are underway for further restrictions on the dissemination or commercial use of personal information by the public and private sectors. In particular, following publicity surrounding the loss by various high profile public companies of extensive archives of sensitive personal information, and incidents of fraudulent data access through consumer reporting agencies, a number of laws have been enacted or proposed at state and federal levels. Increased regulation in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information, could have a material adverse effect on our ability to collect or process information or our costs related to collecting and providing information. Any such restriction or additional cost could limit our service offerings, reduce our profitability or otherwise materially and adversely affect our ability to conduct our business, or to do so economically.

We could face liability based on the nature of our services and the information we report, which may not be covered or fully covered by insurance.

        We face potential liability from individuals, classes of individuals, customers or regulatory bodies for claims based on the nature, content or accuracy of our services and the information used and reported by us. This potential liability includes claims of non-compliance with laws and regulations governing our services and claims of defamation, invasion of privacy, negligence, copyright, patent or trademark infringement. In some cases such liability may be strict liability. The potential for us to be named in lawsuits or government investigations may increase depending in part on our customers' compliance with the FCRA, other state consumer reporting agency regulations and applicable employment laws in their procurement and use of our screening reports, which actions may be outside of our control.

        From time to time, we have been subject to lawsuits by potential employees of our customers, alleging that we provided to our customers inaccurate or improper information that negatively impacted the customers' hiring decisions. Although the resolutions of these lawsuits have not had a material adverse effect on us to date, such claims could be material in the future, could divert the attention of our management, could subject us to equitable remedies relating to the operation of our business and provision of services and result in significant legal expenses, all of which could have a material adverse effect on our business, financial condition and results of operations. Insurance may not be adequate to cover us for all risks to which we are exposed or may not be available to cover these claims at all. For example, punitive damages, which generally are not covered by insurance, is a remedy available under the FCRA to consumers for the failure to comply with the FCRA. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage, could have a material adverse effect on our business, financial condition or results of operations.

We could face liability based on information that we fail to report in our background screening reports, which may not be covered or fully covered by insurance.

        We may face potential liability from our customers, and possibly damaged third parties, in the event we fail to report information, particularly criminal records or other potentially negative information. For example, should we fail to identify and report an available and reportable criminal felony record which our customer hired us to report, or should we fail to correctly report such information to our customer, then we may face potential liability in the event that the employer hires such applicant, later discovers such record, terminates such employee and is in turn sued by such employee. We may also face liability in the event the employer hires such applicant and that employee then causes personal or monetary injury or damage to the employer, its other employees or other third parties. The adverse publicity from any such event, as well as the liability to which we may be subject, could have a material adverse effect on our business and financial results. In addition, an imposition of liability that is not covered by insurance or that is in excess of our insurance coverage, could have a material adverse effect on our business, financial condition or results of operations.

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

        The substantial majority of our revenues are derived from pre-employment screening services. A general economic downturn, such as one that may be occurring at the present time, could result in a reduced demand for our services, as our revenues are dependent upon general economic and hiring conditions and upon conditions in the industries served by us. To the extent that the economy in general or labor market conditions in particular deteriorate, our existing and potential customers may slow or defer hiring new or replacement employees, and may be reluctant to increase expenditures on those employees they do screen. In addition, employees may choose to change employment less frequently during an economic downturn. This could interfere with our growth strategy of increasing the number of background screens performed by, and average revenue per order of, our customer base, and could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully manage our relationships with third-party providers of complementary products and services, including human resource outsourcing providers and recruiting software application providers, we may lose referral sources or may no longer be able to integrate with their systems, either of which could have a material adverse effect on our business.

        We have arrangements with human resource outsourcing, or HRO, providers and providers of recruiting software applications, which provide us a source of customer referrals and may allow us to integrate our services with these providers and our mutual customers. If our agreements with such providers are terminated, we may lose these referral sources, our sales cycle for certain new customers could increase and certain of our screening services may become less convenient for our customers. In addition, if these arrangements are terminated as a result of contract renegotiation or otherwise, we may lose the ability to integrate with the software applications of these companies. Our inability to integrate could jeopardize our relationship with existing customers or put us at a competitive disadvantage in obtaining new customers that require integration with the software applications of these companies. Some of these providers have begun or may begin, by acquisition or other affiliation, providing screening services themselves, and may elect to direct all or substantially all of their customers' business to themselves or their affiliated companies. In addition, should a provider update its products without providing sufficient notice to us, this could result in errors, delays and interruptions in providing services to our integrated customers. A termination of our arrangements with these third-party providers, or their refusal to refer customers to us, could have a material adverse effect on our business, financial condition and results of operations.

Security breaches and improper use of information may negatively impact our business and harm our reputation.

        Our solutions involve the collection and transmission of confidential information of customers and their existing and potential employees. A security breach in our facilities, computer networks, or databases could expose us to a risk of loss of, or unauthorized access to and use of, this information, which could harm our business and reputation and result in a loss of customers or the imposition of fines or other penalties by governmental agencies and claims by our customers and their applicants and employees. Despite security measures we maintain, our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers, employee malfeasance and similar intrusions, and our third-party contractors who handle information also may experience security breaches involving the storage and transmission of proprietary and sensitive personal information. If unauthorized parties gain access to our services or our networks or databases, or if authorized parties utilize our services for non-permissible purposes, they may be able to steal, publish, delete or modify our confidential and sensitive third-party personal information. Any inability to protect the security and privacy of our data and electronic transactions, or any misuse of our information services by our customers, employees, vendors or hackers, could cause significant harm to our business and reputation and result in significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until they have been launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

        An actual or perceived breach of our security could have one or more of the following material and adverse effects:

  •
  deter customers from using our services and harm our reputation;

  •
  expose us to liability;

  •
  increase operating expenses to correct problems caused by the breach;

  •
  deter data suppliers from supplying information to us;

  •
  affect our ability to meet customers' expectations; or

  •
  cause inquiries from or sanctions and penalties by governmental authorities, such as the Federal Trade Commission, which has imposed significant penalties on companies that fail to adequately protect personal data, and states' attorneys general, who have authority to impose fines or penalties with respect to breaches under state laws.

We may be subject to and in violation of state private investigator licensing laws and regulations, which could adversely affect our ability to do business in certain states and subject us to liability.

        The laws and regulations relating to private investigator licensing requirements vary among the states and are subject to differing interpretations. Failure to correctly interpret and comply with these laws and regulations may result in the imposition of penalties or restrictions on our ability to continue our operations in certain states if it is determined that they are applicable to us. In the past, we received cease and desist notices from three states, alleging that we were in violation of their respective private investigator licensing laws and regulations. We have also received inquiries from three other states. The inquiries from two of the states have been resolved without the need for any further action. We have responded to these notices and inquiries and are currently in the process of applying for and obtaining private investigator licenses in any of the remaining states which have advised us to obtain such a license. We cannot assure you that we will be granted such licenses or that we will not receive additional inquiries from other state agencies. Currently we are licensed as a private investigator in six states, including the state of California. If we are required to cease or limit our operations or penalties or fines are imposed upon us in one or more states, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to significant competition, and if we fail to compete successfully, our sales could decline and our business, financial condition and results of operations could be adversely affected.

        The industry in which we operate is and is expected to remain highly competitive. We compete on the basis of a number of factors, including: the technology-enabled, ease-of-use, level of functionality and end-to-end efficiency of our solution; our ability to integrate with customer systems and major software applications; the breadth and geographical reach of our service offerings; the speed of our screening results; pricing and return on investment for our customers; and our successful track record and reference base with similarly situated companies. We compete with a variety of companies that provide a broad range of screening services, and some of these competitors are larger than we are and have more resources than we do, or are better financed than we are, have a greater global presence than we do, or provide more diversified services than we do. As a public company, our competitors have access to information about us and our business, while we may not have access to similar information about them. We compete with a diverse group of screening companies, ranging from large public companies such as ChoicePoint, Inc. and First Advantage Corp., or divisions of such large public companies, to many smaller privately-held regional companies. Due in part to their size and resources, certain competitors may be able to allocate greater resources than we can, and may be in a better position to anticipate and respond to existing and changing customer preferences and requirements, emerging technologies and market trends. Some competitors also sell their data to us and may refuse to provide services to us or may charge us higher fees to reduce our competitive position. It is also possible that new competitors or alliances or consolidation among competitors may emerge and significantly increase competition. In addition, we face difficulties in competing for customers who already have long-standing relationships with other screening service providers, especially if the solutions provided by such competitors are already integrated into the customer's technology platform or hiring processes, which often create a barrier to switching providers and increase the employer's switching costs. If we fail to successfully compete, our business, financial position and results of operations could be materially and adversely affected.

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

Being a public company has and will continue to increase our expenses and administrative workload, which could strain our available resources.

        As a public company, we are required to comply with certain additional laws, regulations and requirements, including provisions of the Sarbanes-Oxley Act of 2002, as amended, regulations of the Securities and Exchange Commission and requirements of The NASDAQ Stock Market. Complying with these laws, regulations and requirements occupies a significant amount of the time of our board of directors and management and has and will continue to increase our costs and expenses. Compliance with these laws, regulations and requirements, in particular Section 404 of the Sarbanes-Oxley Act, has and will continue to substantially increase our legal and financial compliance costs and will likely require us to hire additional personnel or consultants.

        In order to comply with these laws, regulations and requirements, we will need to continue to:

  •
  expand the roles and duties of our board of directors, our board committees and management;

  •
  institute more comprehensive compliance functions and add an internal audit function;

  •
  evaluate, improve and maintain our system of internal control over financial reporting, and report on management's assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related regulations and requirements of the SEC and the Public Company Accounting Oversight Board;

  •
  prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

  •
  implement more comprehensive internal policies, such as those relating to disclosure controls and procedures and insider trading;

  •
  involve to a greater degree outside counsel and accountants in the above activities;

  •
  use investor relations support personnel; and

  •
  hire additional personnel to perform external reporting and internal accounting functions, including tax accounting functions.

        If we fail to take some of these actions, in particular with respect to our internal audit and accounting functions and our compliance function, our ability to timely and accurately report our financial results could be impaired.

        In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or pay substantially higher insurance premiums to obtain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

If we fail to maintain an effective system of internal control over financial reporting or fail to comply with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results or to prevent fraud, and our stock price could decline.

        As a public company, we are required to evaluate, document and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2008, Section 404 of the Sarbanes-Oxley Act requires us to evaluate and report on our internal control over financial reporting and have our independent auditors attest to our evaluation. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of the year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of internal controls. The rules governing the standards that must be met to assess our internal control over financial reporting are complex and require significant documentation, testing and remediation to meet the detailed standards under the rules. In addition, if we identify one or more material weaknesses in our internal control over financial reporting, and if we cannot remediate the material weaknesses in time to meet our deadline for compliance with Section 404, we will be unable to assert that such internal controls are effective.

        We have prepared an internal plan of action for compliance with Section 404 and for testing our system of internal control to provide the basis for our report, but we cannot assure you that this plan of action will be sufficient to meet the rigorous requirements of Section 404. In addition, our independent auditors may issue an adverse opinion regarding our Section 404 compliance. If we are unable to conclude that we have effective internal controls over financial reporting or our independent auditors are unable to provide us with an unqualified report, investors could lose confidence in our reported financial information and our Company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future. Our failure to comply with Section 404 or our reporting requirements could also subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the NASDAQ Global Market and the inability of registered broker/dealers to make a market in our common stock.

We may expand through acquisitions of, investments in, or strategic business relationships with, other organizations, all of which may divert our management's attention, result in additional dilution to our stockholders, consume resources that are necessary to sustain our business, and may not be successful.

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

  •
  issue additional equity securities that would dilute our existing stockholders' ownership;

  •
  use cash that we may need in the future to operate our business;

  •
  incur debt on terms unfavorable to us or that we are unable to repay; and

  •
  incur large accounting charges or substantial tax or other liabilities.

        Seller's expectations regarding valuation are currently robust, and we may not be successful in completing any acquisitions or similar transactions, or may only be able to do so at significant valuations.

Our international screening business, as well as maintaining our technology development operations outside the United States, subjects us to a broad range of laws and regulations that may be difficult to manage and could expose us to numerous risks that, individually or together, could materially and adversely affect our business.

        In 2007, we performed screening services in approximately 200 countries and territories worldwide, primarily for U.S.-based, multinational organizations, as well as for a small number of companies headquartered outside of the United States. We expect to continue to provide screening services in a large number of countries worldwide and we intend to expand our international operations. Privacy and other laws and regulations governing our operations in these jurisdictions may not be fully developed, may vary significantly, are subject to change from time to time, and may sometimes conflict or be subject to multiple interpretations. Identifying, interpreting and complying with these laws and regulations is difficult, and we cannot be certain we have done so or will correctly do so. We currently do not have compliance personnel in any jurisdiction outside the United States. As a result, we rely on our existing knowledge or experience in interpreting or applying local laws and regulations, which generally is limited, or on our customers' or local vendors' knowledge of such laws and regulations.

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

        We depend heavily upon computer systems to provide reliable, uninterrupted service to our customers. We have experienced brief system interruptions in the past, generally relating to specific customers or groups of customers, and we believe that interruptions will continue to occur from time to time in the future. Our systems and operations are vulnerable to damage or interruption from a number of sources, including a natural disaster or other catastrophic event such as earthquake, fire, flood, terrorist attack, power loss and telecommunications failure, as well as computer viruses, physical and electronic break-ins, software issues, technology glitches, and other similar events, which can temporarily or permanently interrupt services to customers. Although we maintain an out-of-state redundant data center for disaster recovery, any substantial disruption of this sort could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders or operate our websites in a timely manner, or at all. These interruptions may also interfere with the ability of our vendors to provide us information and our employees' ability to perform their responsibilities. In addition, a majority of the verification, document management and data entry functions for our services are conducted by our outsourced vendor who manages operations centers in Mumbai, India and Bangalore, India. Mumbai has experienced natural disasters in the past and, as a result, our outsourced vendor experienced short term system interruptions. Any disruption in the ability of our outsourced vendor to perform such functions in either of their operations facilities may result in service interruptions and delays for our customers. Any interruptions or delays caused by catastrophic events or system failures could harm our brand and reputation, divert our employees' attention, reduce our revenue, subject us to liability, cause us to incur increased expenses, cause us to breach service level contract obligations, or cause us to issue credits or lose customers, any of which could adversely affect our business, financial condition and results of operations.

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

        In an attempt to protect certain of our proprietary methods, we have three U.S. patent applications pending. We cannot assure you that the U.S. Patent and Trademark Office will grant these patents, or that the patents granted will give us the protection that we seek. To protect our brand name, we currently own registered trademarks in the U.S. and over 30 other countries. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into non-disclosure agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

        We will not be able to protect our intellectual property if we do not detect unauthorized use of our intellectual property. If we discover that a third party is infringing upon our intellectual property rights, we may need to undertake costly and time-consuming litigation to enforce our intellectual property rights. We cannot be sure we will prevail in any litigation filed to protect our intellectual property, and even if we are successful in protecting our intellectual property rights, we may incur significant legal costs and management's attention may be diverted from the ongoing development of our business, which could adversely affect our business. If we are unable to protect our intellectual property, our competitors could use our intellectual property to market services similar to ours or our intellectual property could be harmed or lose its value, either of which could decrease demand for our solutions.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

        The software and Internet services industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. If a third party successfully asserts a claim that we are infringing their proprietary rights, then royalty or licensing agreements might not be available on terms we find acceptable or at all. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. These claims, whether or not successful, could require significant management time and attention; result in costly and time-consuming litigation and the payment of substantial damages; require us to expend additional development resources to redesign our solutions to avoid infringement or discontinue the sale of our solutions; create negative publicity that adversely affects our reputation and brand and the demand for our solutions; or require us to indemnify our customers. Even if we have not infringed any third parties' intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management's time, which could adversely affect our business.

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

        We rely extensively upon information derived from a wide variety of sources. We obtain information from public filings, information companies and governmental authorities, and we rely on a large number of court vendors for completing local courthouse searches. We generally do not have long-term agreements with our data suppliers. Some data suppliers, as well as some service suppliers, such as the drug testing laboratories we use, are also owned, or may in the future be acquired, by our competitors, which may make us vulnerable to unpredictable price increases or delays and refusals to renew agreements. Because our contracts with our customers often contain restrictions on the amounts or types of costs that may be passed through to our customers, we may not be able to recover any or all of the costs of any increases in fees by our data and service suppliers. If our suppliers are no longer able or are unwilling to provide us with certain data or services, we may need to find alternative sources with comparable breadth and accuracy, which may not be available on acceptable terms, or at all, or attempt to build our own networks at substantial cost. If we are unable to identify and contract with suitable alternative data and service suppliers and integrate them into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services, which could have a material adverse effect on our business, financial position, and results of operations.

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

Our quarterly or annual results of operations may fluctuate in the future, which may cause us to fail to meet or exceed the expectations of investors or securities analysts and cause our stock price to decline.

        Our quarterly or annual revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly or annual revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this "Risk Factors" section and in this annual report on Form 10-K:

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

  •
  changes in the pricing charged by our suppliers;

  •
  changes in the payment terms for our services; and

  •
  the purchasing and budgeting cycles of our customers.

        Due to the foregoing factors, among others, you should not rely on quarter-to-quarter or year-to-year comparisons of our results of operations as an indication of our future performance.

Our investments in marketable securities are subject to risks which may cause losses.

        We invest our cash balances in high-quality issuers and limit the amount of credit exposure to any one issuer other than the United States government and its agencies. As of December 31, 2007 our investments in marketable securities consist primarily of auction rate securities. Our auction rate securities are investment grade quality and are in compliance with our investment policy as of the end of 2007. We believe that these investments still approximate their par value, however, such risks, including the systemic failure of future auctions for auction rate securities, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition. See Note 3 of our Notes to Consolidated Financial Statements for additional information about our investments in marketable securities.

Item 1B.    Unresolved Staff Comments

        Not Applicable.

Item 2.    Properties

        We currently lease approximately 63,440 square feet of office space in Irvine, California for our corporate headquarters, under a lease that expires on December 31, 2009. Subject to the terms of the lease, we have the right to extend the lease term for an additional five years through December 31, 2014. We also lease approximately 16,827 square feet of office space in Rancho Cucamonga, California, which houses many of our verifications personnel. This lease expires on October 31, 2009. For our wholly-owned subsidiary, HireRight Estonia AS, we lease approximately 7,000 square feet of office space in Tallinn, Estonia. This lease expires on July 1, 2009. Subject to the terms of the lease, HireRight Estonia AS has the right to extend the lease term for an additional five years through July 1, 2014.

Item 3.    Legal Proceedings

        We encounter lawsuits from time to time in the ordinary course of business and, at December 31, 2007, we were parties to several civil lawsuits. The Company does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position. Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future. The Company may file intellectual property infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences. Any costs and/or losses that we may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of our products and services, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NASDAQ Global Market ("NASDAQ"), under the symbol "HIRE." During the period from the first trading day following the effectiveness of our initial public offering on August 8, 2007 through December 31, 2007, the average weekly trading volume was approximately 54,000 shares. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of our common stock for reasons unrelated to our operating performance. The following table shows the quarterly high and low closing sales prices per share of our common stock, as reported by NASDAQ.

	High	Low
Year Ended December 31, 2007
Fourth Quarter	$12.93	$10.04
Third Quarter	14.73	10.17

        At March 3, 2008, there were 11,404,237 holders of record of our common stock.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between August 8, 2007 (the date of our initial public offering) and December 31, 2007, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same time period. This graph assumes the investment of $100,000 on August 8, 2007 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on August 8, 2007 was the closing sales price of $14.73 per share.

        The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	8/8/2007	8/31/2007	9/28/2007	10/31/2007	11/30/2007	12/31/2007
HireRight	100.0	98.5	70.6	81.3	84.8	84.6
Nasdaq Composite Index	100.0	99.4	103.4	109.4	101.8	101.5
Nasdaq Computer Index	100.0	99.7	104.2	116.1	107.3	110.1

Dividends

        We have not paid or declared dividends on our common stock and do not anticipate paying dividends in the immediate future. We intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable contractual arrangements.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is provided or incorporated by reference under Item 12 of this Form 10-K.

Transactions in our Equity Securities

        For the period covered by this report, we have not engaged in any transaction involving the sale of our unregistered equity securities that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K, and neither we, nor any affiliated purchasers have purchased any of our equity securities.

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

        After deducting the underwriting discounts and commissions, the offering expenses and proceeds to selling stockholders, the estimated net proceeds to the Company from the offering were approximately $39.4 million. The net proceeds were predominately held in various interest-bearing money market accounts and auction rate securities at December 31, 2007.

Item 6.    Selected Financial Data

        The following table presents selected financial data for the last five years. Such data has been derived from our audited financial statements, which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. This selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 15 of this Form 10-K, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof.

	Year Ended December 31,
	2007		2006		2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
REVENUE:
Service revenue	$62,895		$52,453		$38,387	$28,524	$19,049
Reimbursed fee revenue	6,500		5,644		4,666	3,255	2,010

Total revenue	69,395		58,097		43,053	31,779	21,059

COST OF REVENUE:
Cost of service revenue	29,175	(1)	26,101	(1)	22,268	17,501	12,303
Reimbursed fees paid	6,500		5,644		4,666	3,255	2,010

Total cost of revenue	35,675		31,745		26,934	20,756	14,313

GROSS PROFIT	33,720		26,352		16,119	11,023	6,746

OPERATING EXPENSES:
Research and development	4,028	(1)	3,779	(1)	3,131	2,368	1,526
Sales and marketing	10,625	(1)	8,676	(1)	6,495	4,329	3,337
General and administrative	9,929	(1)	7,531	(1)	6,303	4,595	3,586

Total operating expenses	24,582		19,986		15,929	11,292	8,449

INCOME FROM OPERATIONS	9,138		6,366		190	(269)	(1,703)

OTHER INCOME (EXPENSE):
Interest income	1,229		160		4	13	50
Interest expense	—		(74)		(159)	(38)	—
Other expense—net	(32)		(27)		(13)	(45)	(84)

Total other income (expense)—net	1,197		59		(168)	(70)	(34)

INCOME (LOSS) BEFORE INCOME TAXES	10,335		6,425		22	(339)	(1,737)
INCOME TAX PROVISION (BENEFIT)	4,104		(4,469)	(2)	1	2	1

NET INCOME (LOSS)	6,231		10,894		21	(341)	(1,738)
Preferred stock dividends	—		(2,174)		(21)	—	—
Income allocable to preferred stockholders	—		(6,697)		—	—	—

NET INCOME ALLOCABLE TO COMMON STOCKHOLDERS	$6,231		$2,023		$—	$(341)	$(1,738)

EARNINGS PER SHARE:
Basic	$1.13		$1.12		$—	$(0.23)	$(1.32)

Diluted	$0.60		$0.73		$—	$(0.23)	$(1.32)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
Basic	5,523		1,811		1,617	1,490	1,321

Diluted	10,372		2,766		1,617	1,490	1,321

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Other Data:
Depreciation and amortization	$1,353	$1,078	$1,061	$820	$703
Net cash provided by (used in) operating activities	9,066	9,483	388	(373)	(2,993)
Capital expenditures	1,749	1,435	686	913	858

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,819	$4,201	$1,739	$3,364	$2,544
Total assets	71,421	25,833	11,629	11,991	8,533
Total debt	—	4	1,171	2,498	—
Total stockholders' equity (deficit)	62,772	(8,772)	(19,356)	(19,279)	(18,897)

(1)
Includes stock-based compensation expense recognized under Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS 123(R)"), as follows:

	Year Ended December 31,
Stock-based Compensation Expense
	2007	2006
	(in thousands)
Cost of service revenue	$30	$13
Research and development	28	14
Sales and marketing	128	33
General and administrative	218	184

	$404	$244

In accordance with the prospective transition method provided under SFAS 123(R), our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

(2)
Reflects the reversal of the valuation allowance applied to net deferred tax assets for the year ended December 31, 2006.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read together with our selected consolidated financial data and the consolidated financial statements and related notes thereto included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled "Risk Factors" and elsewhere in this annual report, our actual results may differ materially from those anticipated in any forward-looking statements. See also the "Cautionary Statement Regarding Forward Looking Statements" at the beginning of this annual report.

Overview

        We are a leading provider of on-demand employment screening solutions. Our customers use our comprehensive screening services in conjunction with our web-based software applications to conduct and manage their employment screening programs efficiently and effectively, make more informed employment decisions, improve workplace safety and mitigate risk. We offer a comprehensive set of background screening services including criminal, motor vehicle and other public records searches, employment, education and professional license verifications and credit checks, as well as drug and health screening services. During 2007, we processed approximately 5.8 million distinct records searches, verifications, checks and screens for our customers.

        Our screening solutions are flexible and scalable, and therefore able to meet the demands of customers across a range of sizes and industries, with hiring operations dispersed throughout the United States and internationally. We serve a diverse customer base in a variety of industries, such as business services, technology, healthcare, manufacturing, telecommunications and financial services. As of December 31, 2007, we had 2,044 customers, which included 19 of the Fortune 100 companies and 66 of the Fortune 500 companies, which compares to 17 and 53 of such companies, respectively, during 2006. In 2007, we also provided screening solutions to approximately 1,700 of our customers' third-party suppliers and contractors through our supplier screening solutions, including our Extended Workforce Screening Solution, which was named one of Human Resource Executive Magazine's 2006 Top HR Products of the Year. Our sales are derived from a combination of direct sales efforts as well as through our established network of strategic alliances with many of the leading recruiting software application providers and HRO providers.

Critical Accounting Policies and Estimates

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Our consolidated financial statements also include the results of operations of our wholly-owned subsidiary, HireRight Estonia AS. All intercompany transactions and balances have been eliminated in consolidation. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. In many instances, we could have reasonably used different accounting estimates. Actual results could differ from those estimates. We include any revisions to our estimates in our results for the period in which the actual amounts become known.

        We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Accordingly, the following are the policies that we believe are the most critical to aid in fully understanding and evaluating our historical consolidated financial condition and results of operations:

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of certain of our customers to pay us. This provision is based on our historical experience and for specific customers that, in our opinion, are likely to default on our receivables from them. In order to identify these customers, we perform ongoing reviews of all customers that have breached their payment terms, as well as those that have filed for bankruptcy or for whom information has become available indicating a significant risk of non-recoverability. We continue to monitor and evaluate our customers over time. Historically, the allowance for doubtful accounts has been sufficient to cover our uncollectible receivables. To the extent that our future collections differ from our assumptions based on historical experience, the amount of our bad debt and allowance recorded may be different. Although no individual customer accounted for more than 7% of our total revenue in 2007, if our historical collection experience changes unexpectedly or if one or more of our largest customers fails to pay the amounts owed to us, our allowance for doubtful accounts would likely be inadequate.

        Accounting for Income Taxes.    We record income tax expense in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), which requires that we recognize deferred tax assets and liabilities for temporary differences in the bases of assets and liabilities for tax and financial reporting purposes. We record a valuation allowance related to deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We eliminated our valuation allowance in 2006 because we were profitable in 2006 and expected to be profitable in future years. The preparation of financial projections involves significant subjectivity due to the inherent uncertainty involved in estimating future performance. If we fail to perform as projected, we may need to record a valuation allowance in the future.

        Accounting for Stock-Based Compensation.    Effective January 1, 2006, we adopted SFAS 123(R), which requires that all stock-based compensation to employees, including grants of employee stock options, be expensed in our financial statements based on their respective grant date fair values. Under SFAS 123(R), we estimate the fair value of each stock-based payment award using the Black-Scholes option pricing model. The determination of the fair value of stock-based payment awards using the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We do not have a history of market prices of our common stock as we were not a public company until our recent initial public offering, and as such, we estimate volatility in accordance with Staff Accounting Bulletin No. 107 ("SAB No. 107") using historical volatilities of other publicly traded companies in our industry. The expected life of the awards is based on the simplified method as defined in SAB No. 107. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of not paying any dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognized stock-based compensation expense in our consolidated financial statements based on awards that are ultimately expected to vest. A summary of significant assumptions used in determining the fair value of the options is as follows:

	Year Ended December 31,
	2007	2006
Expected life (years)	6.25	6.25
Risk-free interest rate	3.72% - 4.82%	4.83% - 5.11%
Volatility	41.50% - 43.68%	41.50%
Dividend yield	0%	0%
Forfeiture rate	9.25%	9.25%

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

Results of Operations

        The following table sets forth selected statements of income data for the periods indicated, expressed as a percent of total revenue:

	Year Ended December 31,
	2007	2006	2005
REVENUE:
Service revenue	90.6%	90.3%	89.2%
Reimbursed fee revenue	9.4%	9.7%	10.8%

Total revenue	100.0%	100.0%	100.0%

COST OF REVENUE:
Cost of service revenue	42.0%	44.9%	51.7%
Reimbursed fees paid	9.4%	9.7%	10.8%

Total cost of revenue	51.4%	54.6%	62.6%

GROSS PROFIT	48.6%	45.4%	37.4%

OPERATING EXPENSES:
Research and development	5.8%	6.5%	7.3%
Sales and marketing	15.3%	14.9%	15.1%
General and administrative	14.3%	13.0%	14.6%

Total operating expenses	35.4%	34.4%	37.0%

INCOME FROM OPERATIONS	13.2%	11.0%	0.4%

OTHER INCOME (EXPENSE):
Interest income	1.8%	0.3%	0.0%
Interest expense	—	(0.1)%	(0.4)%
Other expense—net	(0.1)%	(0.1)%	0.0%

Total other income (expense)—net	1.7%	0.1%	(0.4)%

INCOME BEFORE INCOME TAXES	14.9%	11.1%	0.1%
INCOME TAX PROVISION (BENEFIT)	5.9%	(7.7)%	0.0%

NET INCOME	9.0%	18.8%	0.1%

  Service Revenue

	Year Ended December 31			2007 vs 2006			2006 vs 2005
in thousands
	2007	2006	2005	Change		%Change	Change		%Change
Service revenue	$62,895	$52,453	$38,387	$10,442		19.9%	$14,066		36.6%
As a percent of total revenue	90.6%	90.3%	89.2%	0.3	ppts		1.1	ppts

        Service revenue increased $10.4 million, or 19.9%, to $62.9 million for the year ended December 31, 2007 as compared to $52.5 million in the year ended December 31, 2006. This increase was primarily due to a $7.3 million increase in service revenue generated from net new customers and a $3.1 million increase in service revenue derived from existing customers. We define revenue derived from net new customers to mean revenue derived during the period from customers who had not used our services during the 13 months immediately preceding the end of that period, net of revenue derived during the period from customers who had been billed for services in the prior period and were billed for less than 10% of that prior period amount in the period being analyzed. The increase in service revenue from new customers was due to customers that started using our services in the fourth quarter of 2006 and generated year over year increases in revenue in 2007 as they further integrated their screening operations with us, and the addition of new customers for the year ended December 31, 2007, from whom we had not generated revenue during the period prior to December 31, 2006. As of December 31, 2007, we had 2,044 customers, compared to 1,466 customers as of December 31, 2006. In the third quarter of 2007, we experienced a slowdown in growth of existing customer revenues as compared to the first, second and fourth quarters of 2007. The decrease was as a result of a slowdown in the growth of the number of background screens ordered by these customers. While we returned to stronger growth levels in the fourth quarter of 2007, we are unable to predict if a slowdown in existing customer growth will occur again in the future and, if so, for how long.

        Service revenue increased $14.1 million, or 36.6%, to $52.5 million for the year ended December 31, 2006 as compared to $38.4 million in 2005. This increase was due to a $7.5 million increase in service revenue generated from net new customers and a $6.6 million increase in service revenue derived from existing customers. The increase in service revenue from new customers was due to customers that started using our services in the fourth quarter of 2005 and generated year over year increases in revenue in 2006 as they further integrated their screening operations with us, and the addition of new customers for the year ended December 31, 2006, from whom we had not generated revenue during the period prior to December 31, 2005. As of December 31, 2006, we had 1,466 customers, compared to 1,229 customers as of December 31, 2005. The increase in service revenue from existing customers was largely due to the sale of additional products and services to existing customers, further rollout of our screening services to other divisions by enterprise customers and overall growth in hiring.

  Reimbursed Fee Revenue

	Year Ended December 31			2007 vs 2006			2006 vs 2005
in thousands
	2007	2006	2005	Change		%Change	Change		%Change
Reimbursed fee revenue	$6,500	$5,644	$4,666	$856		15.2%	$978		21.0%
As a percent of total revenue	9.4%	9.7%	10.8%	(0.3	) ppts		(1.1	) ppts

        Reimbursed fee revenue increased $0.9 million, or 15.2%, to $6.5 million for the year ended December 31, 2007 as compared to $5.6 million in the corresponding prior year period. This increase was a result of an increase in the number of screening transactions. Reimbursed fee revenue as a percent of total revenue decreased 0.3 percentage points to 9.4% for the year ended December 31, 2007 as compared to 9.7% in the corresponding period of the prior year, because a higher percentage of the services sold in the year ended December 31, 2007 did not have associated reimbursed costs.

        Reimbursed fee revenue increased $0.9 million, or 21.0%, to $5.6 million for the year ended December 31, 2006 as compared to $4.7 million in 2005. This increase was largely a result of an increase in the number of screening transactions performed in 2006 and, to a lesser extent, due to an increase in fees charged by certain governmental agencies during 2006. Reimbursed fee revenue as a percent of total revenue decreased 1.1 percentage points to 9.7% for the year ended December 31,

2006 as compared to 10.8% in 2005, because a higher percentage of the services sold in 2006 did not have associated reimbursed costs.

  Cost of Revenue

	Year Ended December 31			2007 vs 2006			2006 vs 2005
in thousands
	2007	2006	2005	Change		%Change	Change		%Change
Cost of revenue	$29,175	$26,101	$22,268	$3,074		11.8%	$3,833		17.2%
As a percent of service revenue	46.4%	49.8%	58.0%	(3.4	) ppts		(8.2	) ppts
Gross profit	$33,720	$26,352	$16,119	$7,368		28.0%	$10,233		63.5%
As a percent of service revenue	53.6%	50.2%	42.0%	3.4	ppts		8.2	ppts

        Cost of service revenue increased $3.1 million, or 11.8%, to $29.2 million for the year ended December 31, 2007 as compared to $26.1 million in the corresponding prior year period. The higher volume of screening transactions from both new and existing customers resulted in increases in vendor costs of $0.5 million for drug screenings and criminal record searches, $1.0 million in salaries and wages for screening support functions and $1.3 million in facility related costs. The remaining change was due to an increase in direct labor costs. Overall, cost of service revenue as a percent of service revenue declined 3.4 percentage points to 46.4% for the year ended December 31, 2007 as compared to 49.8% in the corresponding period of the prior year. This decline was largely due to improved fixed cost leverage with respect to our facilities and overhead costs, as well as the implementation of certain automation projects. As a result of the above, gross profit as a percentage of service revenue increased by 3.4 percentage points to 53.6% for the year ended December 31, 2007 as compared to 50.2% in the corresponding prior year period.

        Cost of service revenue increased $3.8 million, or 17.2%, to $26.1 million for the year ended December 31, 2006 as compared to $22.3 million in 2005. The higher volume of screening transactions from both new and existing customers resulted in a $2.6 million increase in vendor costs incurred, including for criminal records searches and drug and health screenings, and a $0.9 million increase in salaries and wages in labor for screening support functions. The remaining increase was due to facility related expenses. Overall, cost of service revenue as a percent of service revenue declined 8.2 percentage points to 49.8% for the year ended December 31, 2006 as compared to 58.0% in 2005. This decline was primarily due to improved fixed cost leverage with respect to our facilities and overhead costs, as well as additional savings in our operations department resulting from certain process improvements and automation achieved through technology enhancements. In addition, in mid-2005, we moved a portion of our operations processes, including a portion of our document storage, data entry and verification functions, from our personnel located in the United States to an offshore vendor. The vendor offers a secure infrastructure and a secondary location where these processes can be performed, while providing the potential for savings due to lower labor costs. We determined that, due to the rapid growth of our business, the potential savings from supplementing our U.S. operations with the use of an offshore vendor would be significant and thus justify any transition costs that we may incur. The labor costs of our offshore vendor are significantly less than what we were previously incurring for these functions in the United States, but we did not fully realize these savings until 2006 due to various transition and training costs and start-up inefficiencies. These savings were approximately $1.3 million in 2006 as compared to 2005. As a result of the above, gross profit as a percentage of service revenue increased by 8.2 percentage points to 50.2% for the year ended December 31, 2006 as compared to 42.0% in 2005.

  Research and Development Expense

	Year Ended December 31			2007 vs 2006			2006 vs 2005
in thousands
	2007	2006	2005	Change		%Change	Change		%Change
Research and development expense	$4,028	$3,779	$3,131	$249		6.6%	$648		20.7%
As a percent of service revenue	6.4%	7.2%	8.2%	(0.8	) ppts		(1.0	) ppts

        Research and development expense for the year ended December 31, 2007 increased primarily due to an increase in salaries, bonuses and related benefits over the prior period of approximately $0.5 million. This was partially offset by the capitalization of $0.3 million in software development costs in 2007 compared to $0.0 million in 2006. Research and development expense as a percent of service revenue declined by 0.8 percentage points to 6.4% for the year ended December 31, 2007 as compared to 7.2% in the corresponding prior year period. This decrease primarily resulted from spreading our research and development expense over an expanded revenue base, as research and development expense increased at a lower rate than our service revenue.

        Research and development expense increased $0.6 million, or 20.7%, to $3.8 million for the year ended December 31, 2006 as compared to $3.1 million in 2005. This increase was largely due to a $0.6 million increase in salaries, bonuses and related benefits over the prior period, which included the addition of two full-time equivalent employees in 2006. Research and development expense as a percent of service revenue declined by one percentage point to 7.2% for the year ended December 31, 2006 as compared to 8.2% in 2005. This decrease primarily resulted from spreading our research and development expense over an expanded revenue base, as research and development expense increased at a lower rate than our service revenue.

  Sales and Marketing Expense

	Year Ended December 31			2007 vs 2006			2006 vs 2005
in thousands
	2007	2006	2005	Change		%Change	Change		%Change
Sales and marketing expense	$10,625	$8,676	$6,495	$1,949		22.5%	$2,181		33.6%
As a percent of service revenue	16.9%	16.5%	16.9%	0.4	ppts		(0.4	) ppts

        Sales and marketing expense increased $1.9 million, or 22.5%, to $10.6 million for the year ended December 31, 2007 as compared to $8.7 million in the corresponding period of the prior year. Approximately $1.3 million of the increase was due to higher salaries, bonuses and related benefits resulting from the addition of 20 full-time equivalent employees during the year ended December 31, 2007 compared to the 2006 period. We anticipate that sales and marketing expense will continue to increase in 2008 as we plan to further expand our sales and marketing department. The remaining increase in sales and marketing expense was attributable to higher facility related costs, marketing and travel expenses. Sales and marketing expense as a percent of service revenue increased 0.4 percentage points to 16.9% for the year ended December 31, 2007 as compared to 16.5% in the corresponding period of the prior year.

        Sales and marketing expense increased $2.2 million, or 33.6%, to $8.7 million for the year ended December 31, 2006 as compared to $6.5 million in 2005. Approximately $1.0 million of the increase was due to higher commissions, and $0.7 million of the increase resulted from salaries, bonuses and benefits relating to the addition of six full-time equivalent employees in 2006. The remaining increase in sales and marketing expense was primarily attributable to higher travel, outsourced services and marketing costs. Sales and marketing expense as a percent of service revenue declined 0.4 percentage points to 16.5% for the year ended December 31, 2006 as compared to 16.9% in 2005, as our sales and marketing infrastructure and costs grew more slowly than our service revenue.

  General and Administrative Expense

	Year Ended December 31			2007 vs 2006			2006 vs 2005
in thousands
	2007	2006	2005	Change		%Change	Change		%Change
General and adminstrative expense	$9,929	$7,531	$6,303	$2,398		31.8%	$1,228		19.5%
As a percent of service revenue	15.8%	14.4%	16.4%	1.4	ppts		(2.0	) ppts

        General and administrative expense increased $2.4 million, or 31.8%, to $9.9 million for the year ended December 31, 2007 as compared to $7.5 million in the corresponding prior year period. This was due to a $0.7 million increase in salaries, bonuses and related benefits for existing employees and the addition of 12 full-time equivalent employees during the year ended December 31, 2007 compared to the 2006 period. The remaining increase in general and administrative expense was primarily comprised of $0.8 million in consulting expense, $0.6 million of facility related costs, $0.2 million in legal expense and $0.1 million in administration costs. We anticipate that general and administrative expense will continue to increase in 2008 as a result of the additional costs and compliance requirements related to operating as a public company. General and administrative expense as a percent of service revenue increased 1.4 percentage points to 15.8% for the year ended December 31, 2007 as compared to 14.4% in the corresponding period of the prior year.

        General and administrative expense increased $1.2 million, or 19.5%, to $7.5 million for the year ended December 31, 2006 as compared to $6.3 million in 2005. This increase was primarily due to a $1.1 million increase in salaries, bonuses and related benefits for existing employees and two additional full-time equivalent employees (including approximately $0.2 million of stock-based compensation expense in 2006). The remaining increase in general and administrative expense was largely due to higher expenses for telecommunication costs and facility related expenses. General and administrative expense as a percent of service revenue declined 2.0 percentage points to 14.4% for the year ended December 31, 2006 as compared to 16.4% in 2005. This decline primarily resulted from our ability to leverage our overhead costs over a larger service revenue base.

  Interest Income (Expense)

	Year Ended December 31			2007 vs 2006			2006 vs 2005
in thousands
	2007	2006	2005	Change		%Change	Change		%Change
Interest income (expense)	$1,229	$86	$(155)	$1,143		*	$241		-155.5%
As a percent of service revenue	2.0%	0.2%	-0.4%	1.8	ppts		0.6	ppts

*
not meaningful

        Net interest income increased $1.1 million to $1.2 million for the year ended December 31, 2007 as compared to $0.1 million in the corresponding prior year period. The increase is a result of earnings on the proceeds from our initial public offering held primarily in short-term investments during the period from August 13, 2007 to December 31, 2007.

  Income Tax Provision (Benefit)

	Year Ended December 31			2007 vs 2006			2006 vs 2005
in thousands
	2007	2006	2005	Change		%Change	Change		%Change
Income tax provision (benefit)	$4,104	$(4,469)	$1	$8,573		-191.8%	$(4,470)		*
As a percent of service revenue	6.5%	-8.5%	0.0%	15.0	ppts		(8.5	) ppts

*
not meaningful

        The effective tax rate for the year ended December 31, 2007 was approximately 39.7%. The change in the effective tax rate during the year ended December 31, 2007 compared to the 2006 period was a result of tax-exempt interest income generated from investment in tax-exempt securities during the period from August 13, 2007 to December 31, 2007. Additionally, because we were profitable in 2006 and expected to remain profitable in 2007, we concluded that it was more likely than not that we would be able to realize substantially all of our net deferred tax assets. Accordingly, we reversed the valuation allowance of $8.1 million in 2006.

        Income tax expense in the year ended December 31, 2006 reflected a $4.5 million benefit as compared to a nominal amount in 2005. Prior to 2006, we had established a full valuation allowance against our deferred tax assets, as we had not concluded that it was more likely than not that we would be able to realize substantially all of our net deferred tax assets. As of December 31, 2005, we had net deferred tax assets of $8.1 million, which primarily consisted of depreciation and amortization and net operating loss carryforwards. Income tax provision for the year ended December 31, 2005 consisted only of the minimum state franchise taxes.

Liquidity and Capital Resources

        Prior to our recent initial public offering, we historically funded our operations primarily from preferred stock sales, borrowings under our credit facility and cash flow from operations. Our initial public offering commenced on August 8, 2007 and terminated on August 13, 2007. The initial public offering price was $15.00 per share for an aggregate initial public offering of $65.6 million. After deducting the underwriting discounts and commissions, the offering expenses and proceeds to selling stockholders, the estimated net proceeds to the Company from the offering were approximately $39.4 million. Since the initial public offering, our interest income has increased as a result of earnings on the proceeds held primarily in short-term investments.

        As of December 31, 2007, we had working capital of $50.9 million, including cash and cash equivalents of $17.8 million.

        As of December 31, 2007, we had $37.6 million in auction rate securities, $8.6 million of which were classified as long-term investments. The Company closely monitors its auction rate securities investments. However, if uncertainties in credit and capital markets continue, the Company's investment portfolio may be adversely impacted. The Company currently believes based on its current cash and cash equivalents, short-term investment balances and expected operating cash flows, that the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flow or its ability to fund its operations.

        In December 2007, we entered into an amendment of our revolving credit agreement extending the term to December 31, 2009. The amended agreement provides for borrowings up to $5.0 million and bears interest at LIBOR plus 1.25%. We are also obligated to pay a quarterly commitment fee under this agreement equal to 0.125% on the difference between the average daily balance outstanding under the credit facility and $5.0 million. No amounts were outstanding as of December 31, 2007. The revolving credit facility contains certain financial and non-financial covenants requiring us to, among other things, maintain certain financial ratios and meet specified deadlines for the issuance of audited financial statements. The Company was in compliance with all such covenants as of December 31, 2007. Borrowings under this credit facility are secured by substantially all of our assets.

        Operating Activities.    Our principal uses of cash in operating activities are for operating expenses and working capital. Cash flows from operations are significantly influenced by the amount of cash invested in personnel and infrastructure to support the anticipated future growth in our business, the increasing number of customers using our services and the amount and timing of payments by these customers.

        For the year ended December 31, 2007, cash generated by operating activities of $9.1 million resulted primarily from net income, including adjustments for depreciation and amortization and non-cash deferred taxes, partially offset by an increase in operating assets and liabilities primarily as a result of the growth in revenues.

        Net cash provided by operating activities for the year ended December 31, 2006 was $9.5 million, resulting from net income of $10.9 million, non-cash depreciation and amortization of $1.1 million and an increase in accounts payable of $3.3 million. These were offset by an increase in accounts receivable of $1.8 million and a non-cash benefit from deferred taxes of $4.7 million.

        Net cash provided by operating activities of $0.4 million for the year ended December 31, 2005 reflects the increase in our net income for the period, depreciation and amortization of $1.1 million and the net increase in accounts payable and accrued liabilities of $1.0 million, offset in part by an increase in accounts receivable of $1.5 million. The $1.5 million increase in accounts receivable primarily resulted from revenue growth, which was partially offset by more effective accounts receivable collections.

        Investing Activities.    Net cash used in investing activities for the year ended December 31, 2007 was $35.2 million compared to $5.5 million for the year ended December 31, 2006. The increase in cash used in investing activities was primarily comprised of net securities purchases of $33.6 million using excess cash balances, and purchases of fixed assets of $1.7 million. We do not expect capital spending in 2008 to vary materially from 2007.

        Net cash used in investing activities for the year ended December 31, 2006 was $5.5 million, representing a net increase of $4.8 million compared to the 2005 period. This increase in cash used in investing activities in the current period was comprised of net securities purchased of $4.0 million using excess cash balances and an increase in capital expenditures of $0.8 million. The increase in capital expenditures was largely for improvements to our new corporate headquarters which we occupied in December 2006.

        Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2007 was $39.7 million, primarily from the net proceeds of the Company's initial public offering completed on August 13, 2007. The estimated net proceeds to the Company were approximately $39.4 million, net of underwriting discounts, commissions, and other offering costs. The net proceeds from the offering are predominantly held in various interest-bearing money market accounts and auction rate securities at December 31, 2007.

        For the year ended December 31, 2006, the primary uses of cash were $1.1 million for the repayment of the term loan and $0.6 million for the redemption of certain stock options from a former employee offset in part by $0.3 million from the exercise of stock options. For the year ended December 31, 2005, the primary uses of cash were for repayments on the term loan, line of credit and capital leases of $0.8 million, $0.7 million and $0.2 million, respectively. Partially offsetting these uses was $0.4 million in proceeds from insurance premium financing.

        We currently believe that our existing cash position, cash flows provided by operating activities and existing credit facilities will be sufficient to fund our working capital requirements and planned investments for at least the next twelve months. We currently have no debt. The Company plans to use the net proceeds from our initial public offering primarily for working capital and other general corporate purposes, including the expansion of our sales and marketing activities, development of new service offerings and expansion of our international operations. In addition, we may use a portion of the net proceeds for acquisitions of, or investments in, businesses, products or technologies that enhance or add new services or additional functionality, further solidify our market position or allow us to offer complementary products, services or technologies. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed. Following the Company's reincorporation into Delaware and our initial public offering, the Company had 100,000,000 shares of common stock authorized, of which 11,233,597 shares were outstanding at December 31, 2007, and 10,000,000 shares of preferred stock authorized, of which none were outstanding at December 31, 2007. The board of directors is authorized to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series without further vote or action by the stockholders. The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

Off-Balance Sheet Arrangements

        We currently do not have any material off-balance sheet arrangements.

Contractual Obligations

        The following table sets forth our contractual obligations under various financial and commercial agreements as of December 31, 2007:

in thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations:
Operating leases	$3,716	$1,927	$1,789	$—	$—

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the impact, if any, that SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), including an amendment of SFAS No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS 159 is effective for years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS 159 will have on our results of operations, financial position and cash flows.

        In December 2007, the FASB issued SFAS No. 141—revised 2007, "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008 or our first quarter of fiscal 2009. Early adoption is prohibited. We are currently evaluating the effect, if any, that the adoption of SFAS 141R will have on our results of operations, financial position and cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51" ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for fiscal years beginning on or after December 15, 2008 or for our first quarter of 2009. Early adoption is prohibited. We are currently evaluating the effect, if any, that the adoption of SFAS 160 will have on our results of operations, financial position and cash flows.

Quarterly Financial Data (Unaudited)

        The following table presents unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2007. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual financial statements and related notes included elsewhere in this annual report. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year ended December 31, 2007
Service revenue	$15,558	$16,016	$16,806	$14,515
Reimbursed fee revenue	1,592	1,633	1,770	1,505
Gross profit	8,036	8,743	9,442	7,499
Income from operations	1,458	2,630	3,127	1,924
Income before income taxes	2,049	3,031	3,243	2,014
Net income	1,314	1,842	1,900	1,177
Net income per share allocable to common stockholders:
Basic	$0.12	$0.27	$0.17	$0.08
Diluted	$0.11	0.17	0.11	0.05
Year ended December 31, 2006
Service revenue	$12,832	$13,955	$14,038	$11,628
Reimbursed fee revenue	1,353	1,375	1,497	1,419
Gross profit	6,328	7,026	7,350	5,648
Income from operations	969	1,515	2,457	1,425
Income before income taxes	1,004	1,558	2,462	1,401
Net income	586	6,551	2,356	1,401
Net income per share allocable to common stockholders:
Basic	$0.01	$0.76	$0.23	$0.12
Diluted	0.00	0.49	0.16	0.08

        Service revenue in both years reflects the historically higher demand for screening services in the second and third quarters. Hiring activity has historically been lower in the latter part of the fourth quarter and beginning of the first quarter. The change in gross profit parallels service revenues as the mix and volume of services sold directly affects direct and indirect vendor costs. Operating expense has increased sequentially in most of the quarters presented. However as a percentage of revenue, operating expenses have generally been lower in higher revenue quarters as a result of the fixed nature of certain operating expenses such as facility and support costs. In the third quarter of 2006, we concluded that it was more likely than not that we would be able to realize substantially all of our net deferred tax assets. As a result, all of the valuation allowance applied to net deferred tax assets was reversed during that quarter. The reversal resulted in a non-cash income tax benefit totaling $4.5 million in such quarter.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Foreign Currency Exchange Risk.    Our results of operations and cash flows may be subject to fluctuation due to changes in foreign currency exchange rates. Our current international contracts are almost entirely denominated in U.S. dollars. However, future international contracts may be denominated in local currency. In the future, we may utilize foreign currency forward and option contracts to manage currency exposure. We do not currently have any such contracts in place, nor did we enter into any such contracts during any previous year.

        Interest Rate Risk.    Our exposure to market interest rate risk relates primarily to our investment portfolio. As of December 31, 2007, our investments consist of auction rate municipal and equity securities. Changes in market interest rates would affect the amount of interest income generated from our investments. Given the short duration of the intended holding period of the investment portfolio, we would not expect our investments to be materially affected by a 100 basis point shift in interest rates.

        We may be subject to market risk from exposure to changes in interest rates based on our financing activities, although as of December 31, 2007, we did not have any borrowings outstanding. Changes in market interest rates would affect the amount of interest expense we would pay in the event we would borrow to finance our operations in the future.

Item 8.    Financial Statements and Supplementary Data

        The financial statements and related notes thereto of the Company filed herewith are set forth in Part IV, Item 15 beginning on page F-1, below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective at the "reasonable assurance" level in identifying material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

        Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

        There were no changes in the Company's internal controls over financial reporting, identified by the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        We are not required to comply with all of the rules and regulations of the Securities and Exchange Commission, particularly the requirement that we include in our annual report on Form 10-K a report of management and accompanying auditor's report on the Company's internal control over financial reporting ("404 reporting"). Compliance by the Company with the 404 reporting rules and regulations will be required in our annual report on Form 10-K for the fiscal year ending December 31, 2008, unless the rules and regulations governing 404 reporting are revised. Accordingly, this annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors, executive officers and corporate governance will appear in our proxy statement for the 2008 annual meeting of stockholders and is incorporated herein by this reference.

Item 11.    Executive Compensation

        Information regarding executive compensation will appear in our proxy statement for the 2008 annual meeting of stockholders and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in our proxy statement for the 2008 annual meeting of stockholders and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions and director independence will appear in our proxy statement for the 2008 annual meeting of stockholders and is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

        Information regarding principal accountant fees and services will appear in our proxy statement for the 2008 annual meeting of stockholders and is incorporated herein by this reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this report:

1.     Financial Statements:

        Our consolidated financial statements at December 31, 2007 and December 31, 2006 and for each of the three years in the period ended December 31, 2007 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this report, beginning on page F-1.

2.     Financial Statement Schedules:

        No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.     Exhibits:

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Amended and Restated Bylaws of the Company
4.1(1)	Specimen common stock certificate
10.1(1)(+)	2000 Stock Option/Stock Issuance Plan of the Company, including the forms of agreements thereunder
10.2(1)(+)	2007 Long-Term Incentive Plan of the Company
10.3(1)(+)	Employee Stock Purchase Plan of the Company
10.4(1)(+)	Employment Agreement dated June 2007 by and between the Company and Eric J. Boden
10.5(1)(+)
Form of Change in Control Agreement dated June 2007 by and between the Company and each of the following officers: Lisa A. Gallagher, Stefano Malnati, Alexander F. Munro, David M. Nachman, Barbara M. Nieto, Robert J. Pickell and Glen E. Schrank
10.6(1)	Amended and Restated Investors' Rights Agreement dated December 2002 by and among the Company and certain security holders, as amended
10.7(1)	Lease dated July 20, 2006 by and between Irvine Commercial Property Company LLC and the Company
10.8(1)	Standard Multi-Tenant Office Lease dated December 27, 2001 by and between F&F Simon Rancho Tech, LLC and the Company
10.9(1)(+)	2007 Executive Short-Term Incentive Plan of the Company
10.10(2)(+)	2008 Executive Short-Term Incentive Plan of the Company
10.11(1)(+)	2007 Vice President, Worldwide Sales Commission Plan of the Company
10.12(1)(+)	Offer Letter dated February 2006 by and between the Company and Jeffrey A. Wahba
10.13(1)	Loan and Security Agreement dated April 2002 by and between the Company and Comerica Bank-California, as amended
10.14(3)	Ninth Amendment to Loan and Security Agreement by and between the Company and Comerica Bank
10.15(1)(†)	Outsourcing Services Agreement dated February 3, 2005 by and between the Company and TransWorks Information Services Limited
10.16 (1)	Form of Warrant to Purchase Common Stock
10.17(1)(+)	Deferred Compensation Plan for Directors of the Company

10.18(1)(+)	Change in Control Agreement by and between the Company and Jeffrey A. Wahba
10.19(1)	Form of Indemnification Agreement for directors and executive officers
10.20(1)(+)	Form of Stock Option Agreement for directors for use with the 2007 Long-Term Incentive Plan
10.21(1)(+)	Form of Stock Option Agreement for certain officers (with change-in-control double trigger) for use with the 2007 Long-Term Incentive Plan
10.22(1)(+)	Form of Stock Option Agreement for employees for use with 2007 Long-Term Incentive Plan
21.1*	Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
New exhibit filed with this report.

†
Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

+
Indicates management contract or compensatory plan.

(1)
Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-1 filed with the Commission and declared effective on August 7, 2007.

(2)
Incorporated by reference from the exhibits to the Company's Current Report on Form 8-K filed with the Commission on February 15, 2008.

(3)
Incorporated by reference from the exhibits to the Company's Current Report on Form 8-K filed with the Commission on January 4, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HireRight, Inc.
March 10, 2008	By:	/s/ ERIC J. BODEN Eric J. Boden Chief Executive Officer, President and Chairman of the Board

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ERIC J. BODEN Eric J. Boden	Chief Executive Officer, President and Chairman (principal executive officer)	March 10, 2008
/s/ JEFFREY A. WAHBA Jeffrey A. Wahba	Chief Financial Officer, Vice President of Finance (principal financial and accounting officer)	March 10, 2008
/s/ RICHARD E. ALLEN Richard E. Allen	Director	March 10, 2008
/s/ JEFFREY H. ANDERSON Jeffrey H. Anderson	Director	March 10, 2008
/s/ THOMAS B. BLAISDELL Thomas B. Blaisdell	Director	March 10, 2008
/s/ JOHN P. BOWMER John P. Bowmer	Director	March 10, 2008
/s/ CRANSTON R. LINTECUM Cranston R. Lintecum	Director	March 10, 2008
/s/ MARGARET L. TAYLOR Margaret L. Taylor	Director	March 10, 2008

HIRERIGHT, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
HireRight, Inc. and Subsidiary:

        We have audited the accompanying consolidated balance sheets of HireRight, Inc. and its wholly owned subsidiary (collectively, the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity (deficit) and comprehensive operations, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 10, 2008

HIRERIGHT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,819	$4,201
Restricted cash	—	120
Short-term investments	29,005	4,031
Accounts receivable, net of allowance for doubtful accounts of $153 and $131 at December 31, 2007 and 2006, respectively, and reserve for sales allowances of $139 and $154 at December 31, 2007 and 2006, respectively	10,002	9,628
Prepaid expenses and other current assets	1,216	955
Deferred tax asset—current	1,331	3,518

Total current assets	59,373	22,453
Property and equipment, net of accumulated depreciation and amortization of $5,597 and $4,486 at December 31, 2007 and 2006, respectively	2,003	1,583
Long-term investments	8,595	—
Other assets	486	646
Deferred tax asset—non-current	964	1,151

TOTAL	$71,421	$25,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,428	$4,480
Accrued liabilities	1,228	1,210
Accrued payroll and benefits	3,790	3,731
Capital lease liability	—	4

Total current liabilities	8,446	9,425
Other liabilities	203	—

Total liabilities	8,649	9,425

COMMITMENTS AND CONTINGENCIES (Note 8)
Series C redeemable convertible preferred stock, $0.01 par value—0 and 6,794,579 shares authorized, issued and outstanding (aggregate liquidation preference of $13,000) at December 31, 2007 and 2006, respectively	—	13,000
Series E redeemable convertible preferred stock, $0.01 par value—0 and 17,500,000 shares authorized, 0 and 17,246,579 shares issued and outstanding (aggregate liquidation preference of $12,180) at December 31, 2007 and 2006, respectively	—	12,180
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, 10,000,000 shares authorized, $0.01 par value— none issued and outstanding	—	—
Series A redeemable convertible preferred stock, $0.01 par value—none issued and outstanding	—	—
Series B convertible preferred stock, $0.01 par value—0 and 854,632 shares authorized, issued and outstanding (aggregate liquidation preference of $2,000) at December 31, 2007 and 2006, respectively	—	2,000
Common stock, $0.01 par value—100,000,000 shares authorized; 11,233,597 and 1,956,115 shares issued and outstanding at December 31, 2007 and 2006, respectively	112	20
Additional paid-in capital	68,071	847
Accumulated other comprehensive income	11	14
Accumulated deficit	(5,422)	(11,653)

Total stockholders' equity (deficit)	62,772	(8,772)

TOTAL	$71,421	$25,833

See accompanying notes to consolidated financial statements.

HIRERIGHT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)
	2007	2006	2005
REVENUE:
Service revenue	$62,895	$52,453	$38,387
Reimbursed fee revenue	6,500	5,644	4,666

Total revenue	69,395	58,097	43,053

COST OF REVENUE:
Cost of service revenue	29,175	26,101	22,268
Reimbursed fees paid	6,500	5,644	4,666

Total cost of revenue	35,675	31,745	26,934

GROSS PROFIT	33,720	26,352	16,119

OPERATING EXPENSES:
Research and development	4,028	3,779	3,131
Sales and marketing	10,625	8,676	6,495
General and administrative	9,929	7,531	6,303

Total operating expenses	24,582	19,986	15,929

INCOME FROM OPERATIONS	9,138	6,366	190

OTHER INCOME (EXPENSE):
Interest income	1,229	160	4
Interest expense	—	(74)	(159)
Other expense—net	(32)	(27)	(13)

Total other income (expense)—net	1,197	59	(168)

INCOME BEFORE INCOME TAXES	10,335	6,425	22
INCOME TAX PROVISION (BENEFIT)	4,104	(4,469)	1

NET INCOME	6,231	10,894	21
Preferred stock dividends	—	(2,174)	(21)
Income allocable to preferred stockholders	—	(6,697)

NET INCOME ALLOCABLE TO COMMON STOCKHOLDERS	$6,231	$2,023	$—

EARNINGS PER SHARE:
Basic	$1.13	$1.12	$—

Diluted	$0.60	$0.73	$—

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
Basic	5,523	1,811	1,617

Diluted	10,372	2,766	1,617

See accompanying notes to consolidated financial statements.

HIRERIGHT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

AND COMPREHENSIVE OPERATIONS

	Preferred Stock Series B
			Common Stock
(in thousands, except share data)					Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
BALANCE—December 31, 2004	854,632	$2,000	1,787,880	$18	$1,001	$14	$(22,312)	$(19,279)
Accretion of preferred stock to redemption value							(90)	(90)
Exercise of stock options and warrants			8,858		4			4
Forfeiture of common stock in connection with legal settlement			(6,713)		(7)			(7)
Comprehensive income:
Net income							21	21
Foreign currency translation						(5)		(5)

Total comprehensive income								16

BALANCE—December 31, 2005	854,632	2,000	1,790,025	18	998	9	(22,381)	(19,356)
Accretion of preferred stock to redemption value							(166)	(166)
Stock-based compensation					244			244
Exercise of stock options			166,090	2	217			219
Redemption of stock options					(612)			(612)
Comprehensive income:
Net income							10,894	10,894
Foreign currency translation						5		5

Total comprehensive income								10,899

BALANCE—December 31, 2006	854,632	2,000	1,956,115	20	847	14	(11,653)	(8,772)
Stock-based compensation					404			404
Exercise of stock options			45,808	—	74			74
Exercise of warrants			76,417	1	242			243
Vesting of stock options early exercised					49			49
Conversion of preferred stock to common stock at IPO	(854,632)	(2,000)	6,201,142	62	27,118			25,180
IPO, net of issuance costs			2,954,115	29	39,337			39,366
Comprehensive income:
Net income							6,231	6,231
Foreign currency translation						4		4
Unrealized loss on short-term investments						(7)		(7)

Total comprehensive income								6,228

BALANCE—December 31, 2007	—	$—	11,233,597	$112	$68,071	$11	$(5,422)	$62,772

See accompanying notes to consolidated financial statements.

HIRERIGHT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)
	2007	2006	2005
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$6,231	$10,894	$21
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,353	1,078	1,061
Stock-based compensation expense	404	244
Deferred income taxes	2,375	(4,669)
Common stock forfeited in connection with legal settlement			(7)
Changes in operating assets and liabilities:
Accounts receivable, net	(374)	(1,819)	(1,459)
Prepaid expenses and other current assets	(261)	(337)	(113)
Other assets	105	(460)	(66)
Accounts payable	(1,067)	3,333	(777)
Accrued liabilities	67	(664)	1,450
Accrued payroll and benefits	32	1,883	278
Other liabilities	201	—	—

Net cash provided by operating activities	9,066	9,483	388

CASH USED IN INVESTING ACTIVITIES:
Purchases of investments	(71,376)	(5,531)	—
Sales of investments	37,800	1,500	—
Change in restricted cash	120	—	—
Purchases of fixed assets	(1,749)	(1,435)	(686)

Net cash used in investing activities	(35,205)	(5,466)	(686)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Payments on notes payable	—	(1,124)	(808)
Proceeds from notes payable	—	—	367
Net repayments under credit line	—	—	(700)
Payments on capital leases	(4)	(43)	(185)
Proceeds from exercise of stock options and warrants	317	268	4
Payment of deferred offering costs	—	(56)	—
Redemption of stock options	—	(612)	—
Proceeds from initial public offering	39,422	—	—

Net cash provided by (used in) financing activities	39,735	(1,567)	(1,322)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	22	12	(5)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,618	2,462	(1,625)
CASH AND CASH EQUIVALENTS—Beginning of period	4,201	1,739	3,364

CASH AND CASH EQUIVALENTS—End of period	$17,819	$4,201	$1,739

See accompanying notes to consolidated financial statements.

HIRERIGHT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
(in thousands)
	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$49	$158

Income taxes paid	$1,795	$215	$1

NON-CASH FINANCING TRANSACTIONS:
Vesting of stock options early exercised	$(49)	$—	$—

Accrued purchases of fixed assets	$107	$91	$—

Unrealized loss on short-term investments	$(7)	$—	$—

Conversion of preferred stock	$25,180	$—	$—

Accretion of Series C preferred stock	$—	$—	$7

Accretion of Series E preferred stock	$—	$166	$83

See accompanying notes to consolidated financial statements.

HIRERIGHT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

        Nature of Operations—HireRight, Inc. ("HireRight" or the "Company") provides on-demand employment screening solutions. Customers use HireRight's comprehensive screening services in conjunction with its web-based software applications to execute, manage and control their screening programs. HireRight offers a broad range of screening services including criminal, motor vehicle and other public record checks; employment, education and professional license verifications; credit checks; and drug and health testing. HireRight sells employment screening solutions primarily to large and medium-sized organizations through its direct sales force and strategic alliances. HireRight Estonia AS (collectively with HireRight, the "Company") primarily performs software development services for HireRight.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of HireRight, Inc. and its wholly-owned subsidiary, HireRight Estonia AS. All intercompany transactions and balances have been eliminated in consolidation.

        Reverse Stock Split—On July 18, 2007, HireRight reincorporated in Delaware and in connection therewith effected a 1-for-4.5 reverse stock split of its common stock. All share and per share amounts relating to the common stock, stock options and the conversion ratios of preferred stock included in the accompanying consolidated financial statements and footnotes have been restated to reflect the reverse stock split.

        Initial Public Offering—The Registration Statement for the Company's initial public offering (the "Public Offering") was declared effective on August 7, 2007 (the "Effective Date"). The Company consummated the Public Offering on August 13, 2007 and sold 2,954,115 shares of its common stock, at a price of $15.00 per share. An additional 1,420,885 shares were sold by selling stockholders. The Company received approximately $39.4 million, net of underwriting discounts, commissions, and other offering costs. Upon the closing of the Public Offering, all of the Company's outstanding preferred stock automatically converted into an aggregate of 6,201,142 shares of the Company's common stock.

        Estimates and Assumptions—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

        Foreign Currency Translation—HireRight Estonia AS utilizes the local currency as its functional currency. The accounts of the foreign subsidiary have been translated into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities and the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as a component of other comprehensive income (loss) within stockholders' equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with original maturities of 90 days or less. At December 31, 2007 and 2006, substantially all of the Company's cash and cash equivalent balances were in checking accounts and money market accounts held at one commercial bank of which $17,017,000 and $3,812,000, respectively, was in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000 per account.

        Restricted Cash—Restricted cash represents funds held in a money market account which are pledged as collateral for a credit card program with a commercial bank.

        Investments—The Company accounts for its investments in marketable securities under Statements of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). Investments consist of auction rate municipal and equity securities with interest at rates that are reset periodically (generally every seven or twenty-eight days). These securities are recorded at fair value in the accompanying balance sheets. Any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. As of December 31, 2007, there was $7,009 in unrealized holding losses. The Company classifies all available-for-sale securities as current or non-current assets in the accompanying balance sheets, based on management's intended holding period and liquidity considerations based on market conditions.

        Accounts Receivable—Accounts receivable are due from companies in a broad range of industries, primarily based in the United States. Credit is extended based on an evaluation of the customer's financial condition, and collateral is not generally required.

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering such customer's financial condition, credit history and general economic conditions. Management believes that the allowance for doubtful accounts at December 31, 2007 and 2006 adequately provides for any expected losses.

        Property and Equipment—Property and equipment are recorded at cost less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the asset life or the remaining lease term. Repair and maintenance expenditures which are not considered improvements and do not extend the useful life of fixed assets are expensed as incurred. Estimated useful lives are as follows:

Computer hardware and software	2-5 years
Computer equipment under capital lease	2 years
Furniture and fixtures	2-3 years
Office equipment	2-5 years
Leasehold improvements	Estimated useful life limited by the lease term
Capitalized software	2 years

        Capitalized Software Costs—Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software is expensed as incurred. For the year ended December 31, 2007, $330,000 in software development costs were capitalized by the Company and are included in property and equipment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Long-Lived Assets—Management assesses whether indicators of impairment of long-lived assets are present. If such indicators are present, recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate utilizing management's best estimates, appropriate assumptions and projections at the time. If the carrying value is determined to be not recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. Management has evaluated its long-lived assets and has not identified any impairment at December 31, 2007 and 2006.

        Fair Value of Financial Instruments—The Company believes that the carrying amount of the Company's financial instruments at December 31, 2007 and 2006, which includes cash and cash equivalents, investments, accounts receivable and short-term notes payable, approximates fair value because of the short maturity of those instruments.

        Revenue Recognition—Total revenue consists of service revenue and reimbursed fee revenue. Service revenue primarily consists of transaction related revenue from screening reports that may include a variety of background screening transactions including criminal, motor vehicle and other public records searches, employment, education and professional license verifications and credit checks, as well as drug and health screening services. The Company typically performs multiple screening transactions per applicant and bundles the transaction results for each applicant into a single screening report. The customer is billed and revenue is recognized when the report is completed and made available to the customer through the Internet. In accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company includes reimbursed fees as part of total revenue. Reimbursed fees consist of fees paid to government entities, collection fees for drug testing, and certain access fees, all of which are incurred during screening.

        Research and Development Expense—Research and development expense primarily consists of personnel costs and related benefits for the Company's software engineers and related personnel.

        Income Taxes—Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). As required by this statement, deferred tax assets and liabilities are recognized for temporary differences in the bases of assets and liabilities for tax and financial reporting purposes. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        The Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48") on January 1, 2007. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the year ended December 31, 2007.

        Stock-Based Compensation—On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

        The Company adopted SFAS 123(R) using a prospective transition method that applies to awards granted, modified or canceled subsequent to the date of adoption. Prior periods were not revised for comparative purposes, and existing options continue to be accounted for in accordance with Accounting

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), unless such options are modified, repurchased or canceled after the adoption date. Prior to January 1, 2006, the Company accounted for employee stock options in accordance with APB 25. Under APB 25, the Company did not recognize compensation expense related to employee stock options if the exercise price of the options was equal to or greater than the market price of the underlying common stock on the date of grant.

        Operating Leases—The Company accounts for operating leases in accordance with SFAS No. 13, Accounting for Leases, and Financial Accounting Standards Board ("FASB") Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Accordingly, rent expense for the Company's office facilities is recognized on a straight-line basis over the original term of each lease, inclusive of predetermined rent escalations or modifications.

        Net Income Per Share—Basic net income per share allocable to common stockholders is computed by dividing the net income allocable to common stockholders for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company. In 2006 and 2005, net income available to common stockholders was calculated using the two class method under EITF No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 ("EITF Issue No. 03-6"), which established standards regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issues No. 03-6 requires earnings for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income allocable to common stockholders (after the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period.

        Diluted net income per share allocable to common stockholders is computed by dividing the net income allocable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants.

        EITF Issue No. 03-6 does not require the presentation of basic and diluted net income per share for securities other than common stock. As of December 31, 2007, EITF Issue No. 03-6 no longer applies to the Company as all previously outstanding preferred stock was converted into common stock with the Public Offering. At December 31, 2007, the Company computes net income per share under

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the general guidance of SFAS No. 128, Earnings Per Share ("SFAS 128"). The following table sets forth the computation of basic and diluted net income per share allocable to common stockholders:

	Year Ended December 31,
in thousands, except per share amounts
	2007	2006	2005
Numerator:
Net income	$6,231	$10,894	$21
Less preferred stock dividends	—	(2,174)	(21)
Less income allocable to preferred stockholders	—	(6,697)	—

Net income allocable to common stockholders	$6,231	$2,023	$—

Denominator:
Weighted average common shares outstanding:
Basic	5,523	1,811	1,617
Effect of dilutive potential common shares:
Weighted average unvested common shares	4	62	—
Common equivalent shares from warrants to purchase common stock	337	248	—
Common equivalent shares from options to purchase common stock	686	645	—
Common equivalent shares from convertible preferred stock	3,822	—	—

Diluted	10,372	2,766	1,617

Basic earnings per common share	$1.13	$1.12	$—

Diluted earnings per common share	$0.60	$0.73	$—

        Potentially dilutive securities not included in the calculation of diluted net income per share, because to do so would be anti-dilutive, are as follows:

	Year Ended December 31,
in thousands
	2007	2006	2005
Weighted average unvested common shares	—	—	170
Common stock warrants	—	—	474
Options to purchase common stock	132	186	916

Total	132	186	1,560

        Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), including an amendment of SFAS No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS 159 is effective for years beginning

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of SFAS 159 will have on its results of operations, financial position, and cash flows.

        In December 2007, the FASB issued SFAS No. 141—revised 2007, "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008 or our first quarter of fiscal 2009. Early adoption is prohibited. We are currently evaluating the effect, if any, that the adoption of SFAS 141R will have on our results of operations, financial position and cash flows.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for fiscal years beginning on or after December 15, 2008 or for our first quarter of 2009. Early adoption is prohibited. We are currently evaluating the effect, if any, that the adoption of SFAS 160 will have on our results of operations, financial position and cash flows.

3. INVESTMENTS

        The cost and fair values of investments in auction rate securities at December 31, 2007 and 2006 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2007	$37,607	$—	$(7)	$37,600
December 31, 2006	4,031	—	—	4,031

        For the years ended December 31, 2007 and 2006 the company has not recorded any realized gains or losses on marketable investment securities. The Company evaluates its investments for other-than-temporarily impairment on a security by security basis. As of December 31, 2007 the Company determined that none of its securities were other-than-temporarily impaired.

3. INVESTMENTS (Continued)

        The following table summarizes our portfolio of marketable securities:

December 31, 2007	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
Due in one year or less:
Auction rate municipal securities	28,600	—	—	28,600
Auction rate equity securities	7,500	—	—	7,500
Due in one to five years:
Auction rate municipal securities	1,507	—	(7)	1,500

Total	37,607	—	(7)	37,600

Reported As:
Short-term investments				29,005
Long-term investments				8,595

December 31, 2006	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
Due in one year or less:
Auction rate municipal securities	—	—	—	—
Auction rate equity securities	4,031	—	—	4,031
Due in one to five years:
Auction rate municipal securities	—	—	—	—

Total	4,031	—	—	4,031

Reported As:
Short-term investments				4,031
Long-term investments				—

        At December 31, 2007, we held $37.6 million of securities with an auction reset feature. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. We have not experienced a failed auction for any of our securities as of December 31, 2007. However, we had six issues fail at auction in February 2008 with a par value of $7.1 million. Given the deteriorating credit markets, and the increased incidence of failure within the auction market in February 2008, there can be no assurance as to when we would be able to liquidate a particular issue. In such case of a failure we would not be able to access those funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside the auction process. As a result, we have classified these auction rate securities as long-term investments. Furthermore, if this situation were to persist despite our ability to hold such investments until maturity, we may be required to record an impairment charge at a future date. Of the auction rate securities held at December 31, 2007, the Company has sold $22.0 million of such securities subsequent to year end at the recorded book value.

        We will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will return to orderly operations.

4. PROPERTY AND EQUIPMENT

        As of December 31, 2007 and 2006, property and equipment was as follows:

	December 31,
in thousands
	2007	2006
Computer hardware and software	$5,018	$3,990
Computer equipment under capital lease	426	426
Furniture and fixtures	718	678
Office equipment	501	385
Leasehold improvements	607	590
Capitalized software	330	—

	$7,600	$6,069
Less accumulated depreciation	(5,597)	(4,486)

Total property and equipment	$2,003	$1,583

        Depreciation expense was $1,353,000 and $1,078,000 for the years ended December 31, 2007 and 2006, respectively. Amortization of equipment under capital leases included in depreciation expense was $54,000 and $69,000, respectively.

5. LINE OF CREDIT

        In December 2006, the Company entered into an amendment of its revolving credit agreement extending the term to December 31, 2007. The amended agreement provided for borrowings up to $5,000,000 with interest at 2.00% plus the bank's LIBOR rate or the prime rate. In addition, a commitment fee equal to 0.25% was payable quarterly on the difference between the average daily balance outstanding under the credit facility and $5,000,000.

        On December 31, 2007, the Company entered into an amendment of the revolving credit agreement extending the term to December 31, 2009. The amended agreement provides for borrowings up to $5,000,000 and bears interest at 1.25% plus the bank's LIBOR rate. In addition, a commitment fee equal to 0.125% is payable quarterly on the difference between the average daily balance outstanding under the credit facility and $5,000,000. No amounts were outstanding under this credit facility as of December 31, 2007 or 2006.

        The above credit agreement has certain financial and nonfinancial covenants requiring the Company to, among other things, maintain certain financial ratios and meet specified deadlines for the issuance of audited financial statements. The Company is in compliance with all of such covenants as of December 31, 2007.

6. INCOME TAXES

        The provision for income taxes consisted of the following for the periods presented:

	Year Ended December 31,
in thousands
	2007	2006	2005
Current income taxes
Federal	$877	$125	$—
State	852	76	1

	1,729	201	1
Deferred income taxes
Federal	$2,328	$2,919	$(196)
State	47	506	(55)

	2,375	3,425	(251)
Change in valuation allowance		(8,095)	251

	$4,104	$(4,469)	$1

        A reconciliation of income tax expense (benefit) to the amount recognized in the financial statements that would result from applying the U.S federal statutory rate (35%) to income before income taxes was as follows:

	Year Ended December 31,
in thousands
	2007	2006	2005
Income tax provision at statutory rate	$3,617	$2,249	$8
State taxes, net of federal benefit	585	(169)	1
Valuation allowance	—	(7,254)	10
Net operating loss expiration	—	686	—
Tax exempt interest	(129)	—	—
Other	31	19	(18)

	$4,104	$(4,469)	$1

        The components of deferred tax assets and liabilities as of December 31, 2007 and 2006 was as follows:

	Year Ended December 31,
in thousands
	2007	2006
Deferred income tax benefit:
Depreciation and amortization	$440	$308
Net operating losses	669	3,558
Accrued expenses and allowances	797	632
Credit carryforwards	—	200
Other	389	(29)

	2,295	4,669
Valuation allowance	—	—

	$2,295	$4,669

6. INCOME TAXES (Continued)

        As of December 31, 2007, the Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the timing of future taxable income, and has determined it is more likely than not that the asset will be realized.

        At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $1,912,000 and 0, respectively. The federal net operating losses will begin to expire in 2011. In general, Section 382 of the Internal Revenue Code includes provisions which limit the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a 50% ownership change (as defined) occurs in any three-year period. During 2000, the Company experienced an ownership change for purposes of Section 382, and the annual utilization of net operating loss carryforwards and credits prior to the change will be limited accordingly. Such limitation is reflected in the deferred income tax benefit balances as of December 31, 2007.

        The Company adopted the provisions of FIN 48 on January 1, 2007. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were $0 for the year ended December 31, 2007.

        Tax years 2004 through 2007 and 2003 through 2007 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

7. EMPLOYEE BENEFIT PLANS

        The Company's 401(k) Plan is a salary deferral plan for U.S. based employees. The Company did not match employee contributions and, therefore incurred no benefits expense related to such 401(k) Plan during the year ended December 31, 2005. Effective January 1, 2006, the Plan matches up to 50% of the first 6% of each participant's eligible compensation. Matches are provided on an annual basis, and participants must be employed on the last day of the Plan year and have reached 1,000 hours of service in order to be eligible for the match, which is fully vested upon payment. For the years ended December 31, 2007 and 2006, the Company incurred $303,000 and $227,000 of benefit expense, respectively.

        The Company has an employee incentive program that pays cash bonuses annually for executive officers and quarterly for all other employees of the Company. The amount of the bonus pool is determined based upon the Company's achievement of operating income targets and other metrics as approved by the Board of Directors at the beginning of the year. Individual bonus targets vary by level of position, and actual payments are determined based upon achievement of a combination of Company and individual objectives. Also, an additional bonus may be granted for overachievement of operating income targets at management's discretion with Board approval. Bonus expense related to the employee incentive program was $1,744,000 and $2,537,000 for the years ended December 31, 2007 and 2006, respectively.

8. COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company leases certain operating facilities under noncancelable operating leases. These leases expire at various dates between July 2009 and December 2009 and contain renewal options. The Company also leases certain office equipment under non-cancelable operating leases that

8. COMMITMENTS AND CONTINGENCIES (Continued)

expire at various dates between December 2008 and April 2009. The future minimum lease payments under lease agreements as of December 31, 2007 were as follows:

(in thousands)
Year Ending December 31
2008	1,927
2009	1,789

Total minimum lease payments	$3,716

        Rent expense was $1,914,000, $1,538,000 and $1,288,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        Letter of Credit—The terms of the lease agreement related to the Company's primary office facility in Irvine, California require an irrevocable standby letter of credit. This letter of credit is secured by a restricted cash deposit with the issuing bank in the amount of $403,000, which is included in other assets. The letter of credit expires on February 28, 2008 and provides for annual extensions through February 28, 2010. As of December 31, 2007, no draws have been made against the letter of credit.

        Legal Matters—The Company is involved in certain legal matters that have arisen in the normal course of business. Management believes that the ultimate resolution of such actions will not have a material adverse effect on the Company's consolidated financial position and results of operations.

9. PREFERRED STOCK

        On August 7, 2007, the Company's Public Offering was declared effective and was consummated on August 13, 2007. Upon the closing of the Public Offering, all of the Company's outstanding preferred stock automatically converted into an aggregate of 6,201,142 shares of the Company's common stock.

        Following is a general description of each preferred series prior to conversion to common shares with the Public Offering.

        Series A Preferred Stock    There were no shares of Series A preferred stock outstanding at December 31, 2006 and 2007.

        Series B Preferred Stock    Series B preferred stockholders were entitled to receive dividends, in preference to the common stockholders, based on the number of preferred shares held, at a rate of $0.187 per share per annum, when and if declared by the Board of Directors. Series B preferred stock shares were converted into shares of common stock, with the number determined by dividing $2.34 by the Series B conversion price (approximately $7.56 per share). There were 854,632 shares of Series B preferred stock outstanding at December 31, 2006 and no shares outstanding at December 31, 2007.

        Series C Redeemable Preferred Stock    Series C preferred stockholders were entitled to receive dividends, in preference to the common and Series B preferred stockholders, at a rate of $0.153 per share, when and if declared by the Board of Directors. Series C preferred shares were converted into shares of common stock, with the number determined by dividing $1.9132 by the Series C conversion price (approximately $6.18 per share). There were 6,794,579 shares of Series C preferred stock outstanding at December 31, 2006 and no shares outstanding at December 31, 2007.

        Series E Redeemable Preferred Stock    Series E preferred stockholders were entitled to receive dividends, in preference to the common, Series B and Series C stockholders, at a rate of $0.0565 per share, when and if declared by the Board of Directors. Each share of Series E preferred stock was

9. PREFERRED STOCK (Continued)

converted into shares of common stock, with the number determined by dividing $0.706227 by the Series E conversion price (approximately $3.18 per share).

        In conjunction with the issuance of the Series E preferred stock, the Company issued warrants to purchase 420,068 shares of common stock at an exercise price of $3.18 per share. At the date of grant, the fair value of such warrants, determined using the Black-Scholes option-pricing model, was not material. Such warrants expire in 2012.

        The accretion of the preferred stock discount for issuance costs was $83,000, $166,000 and $0, respectively, for the years ended December 31, 2005, 2006 and 2007. The accretion is recorded as an increase in Series E preferred stock and accumulated deficit.

        There were 17,246,579 shares of Series E preferred stock outstanding at December 31, 2006 and no shares outstanding at December 31, 2007.

10. STOCK OPTIONS

        In September 2000, the Company formed the 2000 Stock Option/Stock Issuance Plan (the "2000 Plan"). The 2000 Plan initially provided for the granting of 444,444 shares of the Company's common stock or options to purchase shares of the Company's common stock and was subsequently amended to provide for the granting of up to 2,001,333 shares. Options granted generally expire ten years from the date of grant and generally vest 25% upon completion of one year of service with the remaining options vesting in 36 successive equal monthly installments upon completion of each additional month of service thereafter. Options may be exercised for unvested shares of common stock which have full stockholder rights including voting, dividend and liquidation rights. The Company retains the right to repurchase at the exercise price paid per share any or all unvested shares should the optionee cease to remain in service while holding such unvested shares. As of December 31, 2007 and 2006, the Company has recorded a liability totaling approximately $0 and $49,000, respectively, for shares exercised that were not vested and subject to the Company's repurchase right.

        In August 2007, the HireRight, Inc. 2007 Long-Term Incentive Plan (the "2007 Plan") became effective. The aggregate number of shares of common stock that may initially be issued under all stock-based awards under the 2007 Plan is 1,000,000 shares. In addition, the number of shares of common stock reserved under the 2007 Plan will automatically be increased on the first day of January in each calendar year, beginning on January 1, 2009 and ending on January 1, 2013, in an amount equal to the lesser of 2.5% of the shares outstanding on such date or a lesser number of shares as determined by the compensation committee of the Company's board of directors. Any employee, officer, consultant, advisor or director providing services to the Company or any of its affiliates, who is selected by the committee, is eligible to receive awards under the 2007 Plan. With the effectiveness of the 2007 Plan, no further option grants will be made under the 2000 Plan described above. However, all outstanding options under the 2000 Plan will continue to be administered under the terms and conditions of the 2000 Plan. As of December 31, 2007, there were 910,954 shares of common stock available for issuance under the 2007 Plan.

10. STOCK OPTIONS (Continued)

        In the event of a change in control or liquidation of the Company, all unvested options will vest in full immediately prior to any such transaction if certain conditions, as defined, are met.

	1996 Plan		2000 Plan		2007 Plan		Total
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Balance—December 31, 2004	4,444	1.13	818,957	1.17	—		823,401	1.17
2005 activity:
Granted	—		131,778	4.91	—		131,778	4.91
Expired	(4,444)	1.13	—		—		(4,444)	1.13
Forfeited	—		(31,348)	2.43	—		(31,348)	2.43
Exercised	—		(3,541)	1.04	—		(3,541)	1.04

Balance—December 31, 2005	—		915,846	1.67	—		915,846	1.67
2006 activity:
Granted	—		412,316	5.27	—		412,316	5.27
Expired	—		(19,491)	4.05	—		(19,491)	4.05
Forfeited	—		(107,081)	1.13	—		(107,081)	1.13
Exercised	—		(166,090)	1.62	—		(166,090)	1.62

Balance—December 31, 2006	—		1,035,500	3.15	—		1,035,500	3.15
2007 activity:
Granted	—		67,816	13.78	89,046	14.55	156,862	14.22
Cancelled	—		(23,649)	4.80	—		(23,649)	4.80
Exercised	—		(45,808)	1.62	—		(45,808)	1.62

Balance—December 31, 2007	—		1,033,859	3.85	89,046	14.55	1,122,905	4.70

Vested and Expected to Vest in the Future, December 31, 2007	—		1,008,653	3.77	80,809	14.55	1,089,462	4.57

        In October 2006, the Company repurchased fully vested stock options at their fair value from a former executive of the Company. Upon completion of the repurchase, the options were cancelled. In accordance with SFAS 123(R), the transaction was accounted for as a cash settlement of an equity award with a charge to additional paid-in capital for the amount of the repurchase price.

10. STOCK OPTIONS (Continued)

        The following table summarizes information concerning outstanding and exercisable options as of December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
2000 Plan
$0.32 - 0.63	96,264	$0.33	5.27	96,257	$0.33	5.27
$1.13 - 1.22	334,586	1.17	4.72	322,870	1.16	4.67
$2.70 - 3.83	242,531	3.45	7.75	136,302	3.29	7.52
$4.28 - 4.95	77,682	4.47	7.34	51,487	4.47	7.88
$5.76 - 6.44	34,067	5.89	7.68	19,526	5.88	7.66
$6.93 - 7.88	182,800	6.96	8.57	64,567	6.95	8.57
$10.94	24,213	10.94	9.08	5,701	10.94	9.09
$15.44	41,716	15.44	9.37	6,657	15.44	9.37

	1,033,859	$3.88	6.75	703,367	$2.58	6.01

2007 Plan
$12.47	15,554	$12.47	9.91	648	$12.47	9.91
$14.38 - 15.00	73,492	14.99	9.60	11,280	15.00	9.60

	89,046	$14.55	9.65	11,928	$14.86	9.62

Total	1,122,905	$4.73	6.98	715,295	$2.78	6.07

        The weighted average remaining contractual life for options vested and expected to vest in the future at December 31, 2007 is 6.9 years.

        The weighted-average fair value of the options granted in 2007, 2006 and 2005, under all plans was $6.88, $2.75 per share and $0.77 per share, respectively, based on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected life (years)	6.25	6.25	4.00
Risk-free interest rate	3.72% - 4.82%	4.83% - 5.11%	4.21%
Volatility	41.50% - 43.68%	41.50%	0%
Dividend yield	0%	0%	0%

        The Black-Scholes model requires the use of certain assumptions, including expected volatility, risk-free interest rate, expected term or life and forfeiture rate to calculate the fair value of stock-based payment awards.

        The Company does not have an adequate history of market prices for its common stock. Therefore, in accordance with Staff Accounting Bulletin No. 107, the Company estimates expected volatility using historical volatilities of publicly-traded peer companies. The Company intends to continue to consistently use the same group of publicly-traded peer companies to determine volatility in the future until sufficient information regarding the volatility of its share price becomes available or the selected companies are no longer suitable for this purpose. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected life of

10. STOCK OPTIONS (Continued)

the Company's stock options. The expected life of the options is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period. The estimated forfeiture rate is based on the Company's historical experience and the composition of option plan participants, among other factors, and reduces the compensation expense recognized. If the actual forfeitures differ from the estimates, adjustments to compensation expense may be required in future periods. The dividend yield assumption is based on the Company's history and expectation of paying no dividends.

        For options granted prior to the Public Offering, the fair value of the underlying common stock was estimated contemporaneously by the Company's Board of Directors, with input from management, and was determined considering a number of factors, including (i) the Company's business, financial condition and results of operations; (ii) the Company's forecasted operating performance and projected future cash flows; (iii) the illiquid nature of common stock; (iv) the liquidation preferences, redemption rights and other rights, preferences and privileges of the outstanding preferred stock; (v) an implied market value analysis based on the stock price performance of the Company's most comparable public peers; (vi) recent sales of the Company's securities; and (vii) market conditions affecting the Company's industry.

        Stock-based compensation expense amounted to approximately $404,000, $244,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was approximately $1,355,000 of total unrecognized stock-based compensation expense related to options. That cost is expected to be recognized over a weighted average period of 1.9 years.

        The aggregate intrinsic value of options outstanding, options vested and expected to vest in the future, and options exercisable as of December 31, 2007 was $8,680,000, $8,594,000 and $6,921,000, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2007 was $600,000. The intrinsic value is calculated as the difference between the market value and the exercise price of the options.

11. WARRANTS

        During 2007 warrants for the issuance of 76,417 shares were exercised in conjunction with our initial public offering. As of December 31, 2007, there were 397,655 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $3.20.

12. SEGMENT INFORMATION

        The Company provides web-based screening services, primarily to customers located throughout the United States, and provides similar services to similar customers across industries. Separate profitability or financial information is not analyzed for particular individual screening services. Management, including the chief operating decision maker, evaluates the Company's performance based on its overall operating results for the Company, and therefore, the Company has determined that it operates under one reportable segment. International sales did not exceed 10% of total revenue in any period presented.

QuickLinks

HIRERIGHT, INC. INDEX TO ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2007
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A(T). Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
HIRERIGHT, INC. AND SUBSIDIARY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
HIRERIGHT, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
HIRERIGHT, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME
HIRERIGHT, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE OPERATIONS
HIRERIGHT, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
HIRERIGHT, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
HIRERIGHT, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS