Form 10-Q
period 2008-03-31
HIRERIGHT INC
filed 2008-05-08
CIK 1168652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes  ☒              No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐              No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding on May 1, 2008 was 11,461,148.

HIRERIGHT, INC.

HIRERIGHT, INC.

CONDENSED, CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share amounts)	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,113	$17,819
Short-term investments	2,630	29,005
Accounts receivable, net of allowance for doubtful accounts of $149 and $153 at March 31, 2008 and December 31, 2007, respectively, and reserve for sales allowances of $126 and $139 at March 31, 2008 and December 31, 2007, respectively	11,437	10,002
Prepaid expenses and other current assets	1,036	1,216
Deferred tax asset—current	1,330	1,331

Total current assets	51,546	59,373

Property and equipment, net of accumulated depreciation and amortization of $6,012 and $5,597 at March 31, 2008 and December 31, 2007, respectively	2,034	2,003
Long-term investments	18,240	8,595
Other assets	526	486
Deferred tax asset—non-current	964	964

TOTAL	$73,310	$71,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,523	$3,428
Accrued liabilities	1,235	1,228
Accrued payroll and benefits	2,558	3,790

Total current liabilities	8,316	8,446

OTHER LIABILITIES	151	203

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—100,000,000 shares authorized; 11,452,924 and 11,233,597 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	115	112
Additional paid-in capital	68,631	68,071
Other comprehensive gain—currency translation	16	11
Accumulated deficit	(3,919)	(5,422)

Net stockholders’ equity	64,843	62,772

TOTAL	$73,310	$71,421

The accompanying notes are an integral part of these condensed, consolidated financial statements.

HIRERIGHT, INC.

CONDENSED, CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007

REVENUE:
Service revenue	$15,763	$14,515
Reimbursed fee revenue	1,563	1,505

Total revenue	17,326	16,020

COST OF REVENUE:
Cost of service revenue	7,369	7,016
Reimbursed fees paid	1,563	1,505

Total cost of revenue	8,932	8,521

GROSS PROFIT	8,394	7,499

OPERATING EXPENSES:
Research and development	1,048	909
Sales and marketing	2,938	2,379
General and administrative	2,621	2,287

Total operating expenses	6,607	5,575

INCOME FROM OPERATIONS	1,787	1,924

OTHER INCOME (EXPENSE):
Interest income	583	92
Interest expense	—	(1)
Other income (expense)—net	(13)	(1)

Total other income —net	570	90

INCOME BEFORE INCOME TAXES	2,357	2,014

INCOME TAX PROVISION	854	837

NET INCOME	1,503	1,177
Preferred stock dividends	—	(543)
Income allocable to preferred stockholders	—	(481)

NET INCOME ALLOCABLE TO COMMON STOCKHOLDERS	$1,503	$153

EARNINGS PER SHARE:
Basic	$0.13	$0.08
Diluted	$0.12	$0.05

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
Basic	11,338	1,957
Diluted	12,084	3,036

The accompanying notes are an integral part of these condensed, consolidated financial statements.

HIRERIGHT, INC.

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,503	$1,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	377	302
Stock-based compensation expense	133	77
Deferred income taxes	1	717
Excess tax benefit from exercise of stock options	(59)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,435)	(870)
Prepaid expenses and other current assets	180	314
Other assets	(38)	75
Accounts payable	1,121	(622)
Accrued liabilities	66	601
Accrued payroll and benefits	(1,250)	(1,152)
Other liabilities	(52)	241

Net cash provided by operating activities	547	860

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of investments	(15,000)	(1,468)
Sales of investments	31,730	750
Purchases of fixed assets	(425)	(563)

Net cash provided by (used in) investing activities	16,305	(1,281)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from exercise of stock options	371	23
Payment of deferred offering costs	—	(687)
Excess tax benefit from exercise of stock options	59	—

Net cash provided by (used in) financing activities	430	(664)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12	1

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,294	(1,084)

CASH AND CASH EQUIVALENTS — Beginning of period	17,819	4,201

CASH AND CASH EQUIVALENTS — End of period	$35,113	$3,117

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$1

NON-CASH FINANCING TRANSACTIONS:
Vesting of stock options early exercised	$—	$35

Accrued purchases of fixed assets	$81	$—

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

Basis of Presentation.  The accompanying condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP in the United States for annual financial statements as permitted under applicable rules and regulations, and should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

The condensed, consolidated financial statements included herein are unaudited; however, they contain all adjustments, including normal recurring adjustments, which in the opinion of management are necessary for a fair presentation. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that can be expected for the full year.

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

2.                          Investments

The Company accounts for its investments in marketable securities under Statements of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Investments consist of auction rate municipal and equity securities with interest at rates that are reset periodically. These securities are recorded at fair value in the accompanying balance sheets. For the three months ended March 31, 2008 and 2007, the Company has not recorded any realized gains or losses on marketable investment securities. The Company evaluates its investments for other-than-temporarily impairment on a security by security basis. As of March 31, 2008, the Company determined that none of its securities were other-than-temporarily impaired.  As of March 31, 2008, there was $7,000 in unrealized holding losses. The Company classifies all available-for-sale securities as current or non-current assets in the accompanying balance sheets based on management’s intended holding period and liquidity considerations based on market conditions.

At March 31, 2008, the Company held $20.9 million of securities with an auction reset feature. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. The Company has had 10 securities fail at auction in 2008 with an aggregate par value of $17.4 million. Given the deteriorating credit markets, and the increased incidence of failure within the auction market in 2008, there can be no assurance as to when we will be able to liquidate a particular security. In the case of an auction failure we would not be able to access those funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside the auction process. As a result, we have classified these auction rate securities as long-term investments, except for $2.6 million of such securities which have been either sold or redeemed by the issuer at par value subsequent to quarter end.  Furthermore, if this situation were to persist despite our intent and ability to hold such investments until the security can be sold at its par value or until maturity, we may be required to record an impairment charge at a future date.

We will continue to monitor and evaluate these investments, noting that there is no assurance as to when the market for this investment class will return to orderly operations.

3.             Fair Value of Financial Instruments

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), related to its financial assets and liabilities. The Company measures certain assets and liabilities at fair value as discussed throughout the footnotes to its quarterly and annual financial statements. Assets or liabilities that have recurring measurements are shown below:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets		Other		Significant
		for Identical		Observable		Unobservable
	March 31,	Assets		Inputs		Inputs
Description	2008	(Level 1)		(Level 2)		(Level 3)
Assets
Cash and cash equivalents(1)	$35,113	$35,113		$—		$—

Available-for-sale securities:
Short-term investments	2,630	2,630		—		—
Long-term investments	18,240	—		18,240		—
	20,870	2,630	(2)	18,240	(3)	—

Total	$55,983	$37,743		$18,240		$—

(1)          The carrying amount approximates fair value because of the short maturity of these instruments.

(2)          These investments consist of auction rate securities which are actively traded. Recent transaction activity has occurred within identical assets.

(3)          These investments consist of auction rate securities which have had few transactions due to recent market conditions.  The fair value of such securities is determined by quoted prices for identical or similar assets in markets that are not active.

As discussed in Note 2 above, the Company’s short-term and long-term investments consist of auction rate municipal and equity securities with interest at rates that are reset periodically. These securities are publicly traded and the Company determines its fair value based on the latest available quoted market prices.  See Note 2 for additional discussion of the Company’s investment securities.

The Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) as of January 1, 2008.  The adoption of SFAS 159 did not have a material impact on the Company’s financial position, as the Company did not make any fair value elections under SFAS 159.

4.                          Share-Based Compensation

During the three months ended March 31, 2008, stock options for the purchase of 300,500 shares of common stock at a weighted average exercise price of $8.16 per share were awarded, with vesting generally over four years. For the comparable period in 2007, stock options for the purchase of 24,889 shares of common stock at a weighted average exercise price of $10.94 per share were awarded.

At March 31, 2008, there were 835,759 outstanding stock options granted under our Stock Option/Stock Issuance Plan (the “2000 Plan”) and 353,546 outstanding stock options under the 2007 Long Term Incentive Plan (the “2007 Plan”). The 2007 Plan became effective on the Effective Date of the Company’s Public Offering. All stock option awards up until the Effective Date were made under the 2000 Plan.  Commencing on the Effective Date, new options and other stock awards may only be granted under the 2007 Plan. The maximum aggregate number of shares of common stock or options to purchase shares of the Company’s common stock that may initially be issued under the 2007 Plan is 1,000,000. Outstanding options granted under both our 2000 Plan and 2007 Plan expire ten years from the grant date and typically vest 25% upon completion of one year of service with the remaining options vesting in 36 successive equal monthly installments upon completion of each additional month of service thereafter.

During the three months ended March 31, 2008, in accordance with the prospective method of adoption of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), the Company recognized share-based compensation expense of $133,000 compared to $77,000 for the comparable 2007 period. At March 31, 2008, there was approximately $2.0 million of unrecognized compensation cost related to unvested shares that will be recognized over a weighted average period of 2.0 years.

A summary of significant assumptions used in determining the fair value of the options granted is as follows:

	Three Months Ended March 31,
	2008	2007
Expected life (years)	6.25	6.25
Risk-free interest rate	3.14%	4.82%
Volatility	41.56%	41.50%
Dividend yield	0%	0%

As of March 31, 2008, the total number of outstanding options vested and expected to vest (based on anticipated forfeitures) was 1,125,594, which had a weighted-average exercise price of $5.53. The average remaining life of these options was 7.66 years and the aggregate intrinsic value was $5.1 million at March 31, 2008.

As of March 31, 2008, the total number of outstanding options currently exercisable was 614,035, which had a weighted-average exercise price of $3.38. The average remaining life of these options was 6.4 years and the aggregate intrinsic value was $4.1 million at March 31, 2008.

5.         Calculation of Earnings per Common Share

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

	Three Months Ended
	March 31,
in thousands, except per share amounts	2008	2007

Numerator:
Net income	$1,503	$1,177
Less preferred stock dividends	—	(543)
Less income allocable to preferred stockholders	—	(481)

Net income allocable to common stockholders	$1,503	$153

Denominator:
Weighted average common shares outstanding:
Basic	11,338	1,957
Effect of dilutive potential common shares:
Weighted average unvested common shares	—	10
Common equivalent shares from warrants to purchase common stock	245	359
Common equivalent shares from options to purchase common stock	501	710

Diluted	12,084	3,036

Basic earnings per common share	$0.13	$0.08

Diluted earnings per common share	$0.12	$0.05

The anti-dilutive effect of 459,583 shares from outstanding stock options have been excluded from the earnings per share calculations for the three months ended March 31, 2008.

6.         Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“Staff Position 157-2”), which deferred the effective date for certain portions of SFAS 157 related to nonrecurring measurements of nonfinancial assets and liabilities.  That provision of SFAS 157 will be effective for the Company’s fiscal year 2009.  We are currently evaluating the effect, if any, that the adoption of Staff Position 157-2 will have on our results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 141—revised 2007, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the effect, if any, that the adoption of SFAS 141R will have on our results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the effect, if any, that the adoption of SFAS 160 will have on our results of operations, financial position and cash flows.

7.         Commitments and Contingencies

The Company is currently involved in certain legal matters that have arisen in the normal course of business. Management believes that the ultimate resolution of such actions will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

8.                          Segment Information

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

9.         Income Taxes

At March 31, 2008, the Company had a federal net operating loss carryforward of approximately $1.8 million. The federal net operating losses will begin to expire in 2011. In general, Section 382 of the Internal Revenue Code includes provisions which limit the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a 50% ownership change (as defined) occurs in any three-year period. During 2000, the Company experienced an ownership change for purposes of Section 382, and the annual utilization of net operating loss carryforwards and credits prior to the change will be limited accordingly. Such limitation is reflected in the deferred income tax benefit balances as of March 31, 2008.

As of March 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the three months ended March 31, 2008.

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

Our screening solutions are flexible and scalable, and therefore able to meet the demands of customers across a range of sizes and industries, with hiring operations dispersed throughout the United States and internationally. We serve a diverse customer base in a variety of industries, such as business services, technology, healthcare, manufacturing, telecommunications and financial services. As of March 31, 2008, we had 2,384 customers, which included 67 of the Fortune 500 companies. Our sales are derived from a combination of direct sales efforts as well as through our established network of strategic alliances with many of the leading recruiting software application providers and human resource outsourcing, or HRO, providers.

Cautionary Statement Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding our expectations, hopes, beliefs, intentions, estimates or strategies regarding the future, such as our future operating performance and financial results, as well as those set forth in Part II, Item 1 “Legal Proceedings” below.  Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed below in this “Management’s Discussion and Analysis” section and elsewhere herein and in our Annual Report on Form 10-K for the period ended December 31, 2007.  Any forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.  For a discussion of risks and uncertainties that should be considered and which could materially adversely affect the Company and which could cause our actual results to differ materially from those anticipated in our forward-looking statements, please see “Risk Factors” below and in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2007.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes for the year ended December 31, 2007 included in the Company’s Annual Report on
Form10-K.

Results of Operations

The following table sets forth selected statements of income data for the periods indicated, expressed as a percent of total revenue:

	Three Months Ended
	March 31,
	2008	2007
REVENUE:
Service revenue	91.0%	90.6%
Reimbursed fee revenue	9.0%	9.4%

Total revenue	100.0%	100.0%

COST OF REVENUE:
Cost of service revenue	42.5%	43.8%
Reimbursed fees paid	9.0%	9.4%

Total cost of revenue	51.5%	53.2%

GROSS PROFIT	48.5%	46.8%

OPERATING EXPENSES:
Research and development	6.0%	5.7%
Sales and marketing	17.0%	14.9%
General and administrative	15.1%	14.3%

Total operating expenses	38.1%	34.9%

INCOME FROM OPERATIONS	10.4%	11.9%

OTHER INCOME (EXPENSE):
Interest income	3.4%	0.6%
Interest expense	(0.0)%	(0.0)%
Other income (expense)—net	(0.1)%	(0.0)%

Total other income—net	3.3%	0.6%

INCOME BEFORE INCOME TAXES	13.7%	12.5%

INCOME TAX PROVISION	4.9%	5.2%

NET INCOME	8.8%	7.3%

Three months ended March 31, 2008 and 2007

Service revenue

	Three Months Ended
	March 31		2008 vs 2007
$ in thousands	2008	2007	Change		%Change

Service revenue	$15,763	$14,515	$1,248		8.6%
As a percent of total revenue	91.0%	90.6%	0.4	ppts

Service revenue for the three months ended March 31, 2008 increased $1.2 million, or 8.6%, compared to the corresponding prior year period. This increase was primarily due to a $1.8 million increase in service revenue generated from net new customers in the three months ended March 31, 2008, compared to the 2007 period, offset by a decrease in service revenue derived from existing customers of $0.6 million. We define revenue derived from net new customers to mean revenue derived during the period from customers who had not used our services during the 13 months immediately preceding the end of that period, net of revenue derived during the period from customers who had been billed for services in the prior period and were billed for less than 10% of that prior period amount in the period being analyzed. The increase in service revenue from new customers was due to customers that have started using our services in the second quarter of 2007 or later from whom we had not generated revenue during the period prior to March 31, 2007. As of March 31, 2008, we had 2,384 customers, compared to 1,566 customers as of March 31, 2007. The decrease in service revenue from existing customers compared to the prior year was primarily the result of a slowdown in the number of background screens ordered by these customers in the current quarter, which we believe is due in most part to less hiring and less movement by employees to new positions due to the current macro-economic uncertainties.  This slowdown of existing customer revenue reduced our overall service revenue growth rate. We are unable to currently predict if this existing customer growth slowdown will continue into the future and, if so, for how long.

Reimbursed fee revenue

	Three Months Ended
	March 31		2008 vs 2007
$ in thousands	2008	2007	Change		%Change

Reimbursed fee revenue	$1,563	$1,505	$58		3.9%
As a percent of total revenue	9.0%	9.4%	(0.4	)ppts

Reimbursed fee revenue for the three months ended March 31, 2008 increased $0.1 million, or 3.9%, compared to the corresponding prior year period.  This increase was a result of an increase in the number of screening transactions, which grew approximately 13.2% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Cost of revenue

	Three Months Ended
	March 31		2008 vs 2007
$ in thousands	2008	2007	Change		%Change

Cost of revenue	$7,369	$7,016	$353		5.0%
As a percent of service revenue	46.7%	48.3%	(1.6	)ppts

Gross profit	$8,394	$7,499	$895		11.9%
As a percent of service revenue	53.3%	51.7%	1.6	ppts

Cost of revenue for the three months ended March 31, 2008 increased $0.4 million, or 5.0%, compared to the three months ended March 31, 2007.  The increase was primarily due to an increase in vendor costs and salaries and wages. Overall, cost of service revenue as a percent of service revenue declined 1.6 percentage points for the three months ended March 31, 2008 compared to the corresponding prior year period. This decline was largely due to improved fixed cost leverage with respect to our facilities and overhead costs, as well as the implementation of certain automation projects.

Research and development expense

	Three Months Ended
	March 31		2008 vs 2007
$ in thousands	2008	2007	Change		%Change

Research and development expense	$1,048	$909	$139		15.3%
As a percent of service revenue	6.6%	6.3%	0.3	ppts

Research and development expense for the three months ended March 31, 2008 increased $0.1 million, or 15.3%, compared to the three months ended March 31, 2007.  The increase was the result of higher salaries and related benefits for existing employees, partially offset by development costs capitalized in the 2008 period. Research and development expense as a percent of service revenue increased by 0.3 percentage points for the three months ended March 31, 2008 compared to the corresponding prior year period. This increase as a percentage of service revenue primarily resulted from an increase in the current period in amortization from capitalized software and a decrease in capitalized labor.

Sales and marketing expense

	Three Months Ended
	March 31		2008 vs 2007
$ in thousands	2008	2007	Change		%Change

Sales and marketing expense	$2,938	$2,379	$559		23.5%
As a percent of service revenue	18.6%	16.4%	2.2	ppts

Sales and marketing expense for the three months ended March 31, 2008 increased $0.6 million, or 23.5%, compared to the corresponding prior year period.  Approximately $0.4 million of the increase was due to higher salaries and related benefits resulting from 15 additional full-time equivalent employees during the three months ended March 31, 2008 compared to the 2007 period. The remaining increase in sales and marketing expense was attributable to higher travel and marketing expenses. We anticipate that sales and marketing expense will continue to increase as a percentage of service revenue through the end of 2008 as we plan to continue to invest in our sales and marketing capabilities.

General and administrative expense

	Three Months Ended
	March 31		2008 vs 2007
$ in thousands	2008	2007	Change		%Change

General and adminstrative expense	$2,621	$2,287	$334		14.6%
As a percent of service revenue	16.6%	15.8%	0.8	ppts

General and administrative expense for the three months ended March 31, 2008 increased $0.3 million, or 14.6%, compared to the three months ended March 31, 2007.  This was due to a $0.1 million increase in salaries and related benefits for existing employees, plus expenses related to 6 additional full-time equivalent employees during the three months ended March 31, 2008 compared to the 2007 period.  The remaining increase in general and administrative expenses was due to a $0.2 million increase in consulting costs. As a percent of service revenue, general and administrative expense increased 0.8 percentage points for the three months ended March 31, 2008, compared to the corresponding prior year period.

Interest income

	Three Months Ended
	March 31		2008 vs 2007
$ in thousands	2008	2007	Change		%Change

Interest income	$583	$92	$491		533.7%
As a percent of service revenue	3.7%	0.6%	3.1	ppts

Interest income increased $0.5 million to $0.6 million for the three months ended March 31, 2008 as compared to $0.1 million in the three months ended March 31, 2007.  The increase is a result of earnings on the proceeds from our initial public offering held in investments.

Income taxes

The effective tax rate for the three months ended March 31, 2008 was approximately 36.2% compared to approximately 41.5% for the same period in 2007. The decrease in the effective tax rate during the three months ended March 31, 2008 compared to the 2007 period was a result of tax-exempt interest income generated from investment in tax-exempt securities during the current period.

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

For the three months ended March 31, 2008, cash generated by operating activities of $0.5 million resulted primarily from net income, including adjustments for depreciation and amortization and non-cash deferred taxes, partially offset by an increase in operating assets and liabilities primarily as a result of the growth in revenues.  Cash provided by operating activities of $0.9 million for the three months ended March 31, 2007 was primarily attributable to net income, including adjustments for depreciation and amortization and non-cash deferred taxes, partially offset by an increase in operating assets and liabilities.

Investing Activities Net cash provided by investing activities for the three months ended March 31, 2008 was $16.3 million and was comprised of net investment securities sales of $16.7 million, less purchases of fixed assets of $0.4 million. The use of cash for investing activities in the three months ended March 31, 2007 was $1.3 million and represented net investment securities purchases and purchases of fixed assets of $0.7 million and $0.6 million, respectively. See also Note 2 (Investments) above for additional disclosures about investments.

Financing Activities Net cash provided by financing activities for the three months ended March 31, 2008 was $0.4 million, due to the exercise of stock options. The use of cash for financing activities in the three months ended March 31, 2007 of $0.7 million was primarily used in preparation for our initial public offering in August 2007.

We currently believe that our existing cash position, cash flows provided by operating activities and existing credit facilities will be sufficient to fund our working capital requirements and planned investments for at least the next twelve months.  We currently have no material debt.  The Company plans to use the net proceeds from our initial public offering primarily for working capital and other general corporate purposes, including the expansion of our sales and marketing activities, development of new service offerings and expansion of our international operations. In addition, we may use a portion of the net proceeds for acquisitions of, or investments in, businesses, products or technologies that enhance or add new services or additional functionality, further solidify our market position or allow us to offer complementary products, services or technologies. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  Following the Company’s reincorporation into Delaware and our initial public offering, which was completed on August 13, 2007, the Company had 100,000,000 shares of common stock authorized, of which 11,452,924 shares were outstanding at March 31, 2008, and 10,000,000 shares of preferred stock authorized, of which none were outstanding. The board of directors is authorized to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series without further vote or action by the stockholders.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of certain of our customers to pay us. This provision is based on our historical experience and for specific customers that, in our opinion, are likely to default on our receivables from them. In order to identify these customers, we perform ongoing reviews of all customers that have breached their payment terms, as well as those that have filed for bankruptcy or for whom information has become available indicating a significant risk of non-recoverability. We continue to monitor and evaluate our customers over time. Historically, the allowance for doubtful accounts has been sufficient to cover our uncollectible receivables. To the extent that our future collections differ from our assumptions based on historical experience, the amount of our bad debt and allowance recorded may be different. Although no individual customer accounted for more than 6% of our total revenue thus far in 2008, if our historical collection experience changes unexpectedly or if one or more of our largest customers fails to pay the amounts owed to us, our allowance for doubtful accounts would likely be inadequate.

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

	Three Months Ended March 31,
	2008	2007
Expected life (years)	6.25	6.25
Risk-free interest rate	3.14%	4.82%
Volatility	41.56%	41.5%
Dividend yield	0%	0%

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“Staff Position 157-2”), which deferred the effective date for certain portions of SFAS No. 157, Fair Value Measurements (“SFAS 157”)related to nonrecurring measurements of nonfinancial assets and liabilities.  That provision of SFAS 157 will be effective for the Company’s fiscal year 2009.  We are currently evaluating the effect, if any, that the adoption of Staff Position 157-2 will have on our results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 141—revised 2007, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the effect, if any, that the adoption of SFAS 141R will have on our results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the effect, if any, that the adoption of SFAS 160 will have on our results of operations, financial position and cash flows.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosure set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations  contained in the Company’s Annual Report Form 10-K for the period ended December 31, 2007.

Item 4T.     Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at the “reasonable assurance” level in identifying material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

We encounter lawsuits from time to time in the ordinary course of business and, at March 31, 2008, we were parties to several civil lawsuits. The Company does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position. Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future. The Company may file intellectual property infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences. Any costs and/or losses that we may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of our products and services, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

Item 1A.     Risk Factors

Except for modifications to the risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the period ended December 31, 2007.

Our investments in marketable securities are subject to risks which may cause losses.

We invest our cash balances in high-quality issuers and limit the amount of credit exposure to any one issuer other than the United States government and its agencies. As of March 31, 2008 our investments in marketable securities consist primarily of auction rate securities. Our auction rate securities are investment grade quality as of March 31, 2008. We believe that these investments still approximate their par value, however, such risks, including the systemic failure of future auctions for auction rate securities, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition. See Note 2 of our Notes to Consolidated Financial Statements for additional information about our investments in marketable securities.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.        Defaults Upon Senior Securities

Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the first quarter of 2008.

Item 5.        Other Information

Not applicable

Item 6.        Exhibits

Exhibit		Description

3.1		Certificate of Incorporation of HireRight, Inc. (1)

3.2		Bylaws of HireRight, Inc. (1)

4.1		Specimen common stock certificate(1)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	New exhibit filed with this report.
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 Registration No. 333-140613 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIRERIGHT, INC.

Date:	May 7, 2008	/s/ ERIC J. BODEN
Eric J. Boden
President and Chief Executive Officer
(duly authorized officer)

Date:	May 7, 2008	/s/ JEFFREY A. WAHBA
Jeffrey A. Wahba
Chief Financial Officer
(principal financial officer)