Form 10-Q
period 2008-06-30
HIRERIGHT INC
filed 2008-08-07
CIK 1168652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes  ☐              No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding on August 1, 2008 was 11,539,862.

HIRERIGHT, INC.

HIRERIGHT, INC.

CONDENSED, CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share amounts)	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,982	$17,819
Short-term investments	1,550	29,005
Accounts receivable, net of allowance for doubtful accounts of $109 and $153 at June 30, 2008 and December 31, 2007, respectively, and reserve for sales allowances of $147 and $139 at June 30, 2008 and December 31, 2007, respectively	12,043	10,002
Prepaid expenses and other current assets	2,239	1,216
Deferred tax asset—current	1,301	1,331

Total current assets	64,115	59,373

Property and equipment, net of accumulated depreciation and amortization of $6,407 and $5,597 at June 30, 2008 and December 31, 2007, respectively	2,188	2,003
Long-term investments	9,513	8,595
Other assets	523	486
Deferred tax asset—non-current	964	964
TOTAL	$77,303	$71,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,602	$3,428
Accrued liabilities	2,502	1,228
Accrued payroll and benefits	3,326	3,790

Total current liabilities	10,430	8,446

OTHER LIABILITIES	100	203

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—100,000,000 shares authorized; 11,536,114 and 11,233,597 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	115	112
Additional paid-in capital	69,359	68,071
Other comprehensive gain—currency translation	14	11
Accumulated deficit	(2,715)	(5,422)

Net stockholders’ equity	66,773	62,772

TOTAL	$77,303	$71,421

The accompanying notes are an integral part of these condensed, consolidated financial statements.

HIRERIGHT, INC.

CONDENSED, CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007

REVENUE:
Service revenue	$18,013	$16,806	$33,775	$31,321
Reimbursed fee revenue	1,819	1,770	3,382	3,275

Total revenue	19,832	18,576	37,157	34,596

COST OF REVENUE:
Cost of service revenue	7,597	7,364	14,965	14,380
Reimbursed fees paid	1,819	1,770	3,382	3,275

Total cost of revenue	9,416	9,134	18,347	17,655

GROSS PROFIT	10,416	9,442	18,810	16,941

OPERATING EXPENSES:
Research and development	1,167	1,023	2,214	1,932
Sales and marketing	3,177	2,706	6,114	5,085
General and administrative	4,000	2,586	6,622	4,873

Total operating expenses	8,344	6,315	14,950	11,890

INCOME FROM OPERATIONS	2,072	3,127	3,860	5,051

OTHER INCOME (EXPENSE):
Interest income	343	120	926	212
Interest expense	—	2	—	1
Other income (expense)—net	(762)	(6)	(776)	(7)

Total other income (expense) —net	(419)	116	150	206

INCOME BEFORE INCOME TAXES	1,653	3,243	4,010	5,257

INCOME TAX PROVISION	449	1,343	1,303	2,180

NET INCOME	1,204	1,900	2,707	3,077
Preferred stock dividends	—	(544)	—	(1,087)
Income allocable to preferred stockholders	—	(1,028)	—	(1,509)

NET INCOME ALLOCABLE TO COMMON STOCKHOLDERS	$1,204	$328	$2,707	$481

EARNINGS PER SHARE:
Basic	$0.10	$0.17	$0.24	$0.24
Diluted	$0.10	$0.11	$0.22	$0.16

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
Basic	11,481	1,975	11,467	1,966
Diluted	12,190	3,086	12,169	3,053

The accompanying notes are an integral part of these condensed, consolidated financial statements.

HIRERIGHT, INC.

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2008	2007

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,707	$3,077
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of auction rate securities	762	—
Depreciation and amortization	775	623
Stock-based compensation expense	346	153
Deferred income taxes	30	1,317
Excess tax benefit from exercise of stock options	(263)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,040)	(2,278)
Prepaid expenses and other current assets	(1,023)	237
Other assets	(36)	113
Accounts payable	1,180	(1,253)
Accrued liabilities	1,536	1,615
Accrued payroll and benefits	(485)	(167)
Other liabilities	(103)	284

Net cash provided by operating activities	3,386	3,721

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of investments	(17,000)	(4,719)
Sales of investments	42,775	1,000
Purchases of fixed assets	(959)	(882)

Net cash provided by (used in) investing activities	24,816	(4,601)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from exercise of stock options	683	143
Payment of deferred offering costs	—	(1,165)
Excess tax benefit from exercise of stock options	263	—

Net cash provided by (used in) financing activities	946	(1,022)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	15	2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,163	(1,900)

CASH AND CASH EQUIVALENTS — Beginning of period	17,819	4,201

CASH AND CASH EQUIVALENTS — End of period	$46,982	$2,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	$1,200	$230

NON-CASH FINANCING TRANSACTIONS:
Vesting of stock options early exercised	$—	$44

Accrued purchases of fixed assets	$101	$—

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

The condensed, consolidated financial statements included herein are unaudited; however, they contain all adjustments, including normal recurring adjustments, which in the opinion of management are necessary for a fair presentation. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of results that can be expected for the full year.

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

Pending Merger With USIS.   On June 9, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with US Investigations Services, LLC (“USIS”) and Hercules Acquisition Corp. (the “Purchaser”), a wholly-owned subsidiary of USIS.  The Merger Agreement initially provided that, subject to the terms and conditions of the Merger Agreement, HireRight stockholders would be entitled to receive $15.60 in cash for each share of common stock that they own.

On June 19, 2008, the Company received a letter from a third party strategic buyer which included a preliminary, non-binding proposal to acquire HireRight at a price per share in cash of $17.00, subject to its completion of a due diligence review of HireRight.  On July 17, 2008, following the third party’s completion of due diligence, the Company received another letter from the third party, in which the third party proposed to acquire HireRight for $18.00 per share in cash.

On July 23, 2008, HireRight and USIS entered into an amendment to the Merger Agreement, which increased the merger consideration payable to HireRight stockholders upon completion of the proposed merger to $18.75 per share in cash.  On July 25, 2008, we mailed proxy statements and related materials to stockholders of record as of July 15, 2008 and scheduled a special meeting of stockholders on August 18, 2008.

Also on July 25, 2008, we received a revised proposal from the third party, in which the third party proposed to acquire all outstanding shares of HireRight common stock at a price of $19.00 per share in cash.  On July 29, 2008, HireRight and USIS entered into another amendment to the Merger Agreement, which increased the merger consideration payable to HireRight stockholders upon completion of the proposed merger to $19.75 per share in cash.

The Merger Agreement further provides that, following the consummation of the merger, the Purchaser will merge with and into HireRight. The Company will survive the merger as a wholly-owned subsidiary of USIS. The Merger Agreement also contains customary representations, warranties and covenants made by the Company.  The merger, which is expected to close in the third calendar quarter, is subject to, among other things, approval by HireRight stockholders and other customary closing conditions.  If the merger is completed, our common stock will be delisted from and will no longer be traded on the NASDAQ Global Market and will be deregistered under the Securities Exchange Act of 1934.  Following the completion of the merger, HireRight will no longer be an independent public company.

In addition, if the transaction contemplated under the Merger Agreement does not occur, we could be required to pay USIS a termination fee of $6,850,000 if we complete an alternative merger or business combination transaction with a party other than USIS or under other circumstances described in the Merger Agreement. There are several closing conditions that are requirements for the completion of the transaction, and these closing conditions are described in greater detail in our Definitive Proxy Statement on Schedule 14A, as filed with the SEC on July 25, 2008 and in a Proxy Supplement on Schedule 14A, as filed with the SEC on July 31, 2008.

2.                          Investments

The Company accounts for its investments in marketable securities under Statements of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Investments consist of auction rate municipal and equity securities with interest at rates that are reset periodically. These securities are recorded at fair value in the accompanying balance sheets. The Company evaluates its investments for other-than-temporary impairment on a security by security basis. As of June 30, 2008, the Company determined that its securities were other-than-temporarily impaired and recorded a write down of auction rate securities of $0.8 million. No impairment of securities was recorded in the comparable period as of June 30, 2007.  As of June 30, 2008, there was $7,000 in unrealized holding losses. The Company classifies all available-for-sale securities as current or non-current assets in the accompanying balance sheets based on management’s intended holding period and liquidity considerations based on market conditions.

At June 30, 2008, the Company held $11.8 million, par value, of securities which have an auction reset feature. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. Of the seven securities held by the Company as of June 30, 2008, five securities having an aggregate par value of $8.3 million have failed at auction in 2008. Given the deteriorating credit markets, and the increased incidence of failure within the auction market in 2008, there can be no assurance as to when we will be able to liquidate a particular security. In the case of an auction failure, we would not be able to access those funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside the auction process. As a result, we have classified our auction rate securities as long-term investments, except for $1.6 million of such securities which have been either sold or redeemed by the issuer at par value subsequent to quarter end.  Additionally, as mentioned above the Company recorded a $0.8 million impairment charge in other income (expense) on the Company’s Condensed, Consolidated Statements of Income for the three and six months ended June 30, 2008.

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

3.           Fair Value of Financial Instruments

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), related to its financial assets and liabilities. The Company measures certain assets and liabilities at fair value as discussed throughout the footnotes to its quarterly and annual financial statements. Assets or liabilities that have recurring measurements are shown below:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices		Significant
		in Active		Other		Significant
		Markets for		Observable		Unobservable
		Identical Assets		Inputs		Inputs
Description	June 30, 2008	(Level 1)		(Level 2)		(Level 3)
Cash and cash equivalents (1)	$46,982	$46,982		$—		$—
Available-for-sale securities:
Short-term investments	1,550	1,550	(2)	—		—
Long-term investments	9,513	—		9,513	(3)	—
	$58,045	$48,532		$9,513		$—

(1)	The carrying amount approximates fair value because of the short maturity of these instruments.
(2)	These investments consist of auction rate securities which are actively traded. Recent transaction activity has occurred within identical assets.
(3)

These investments consist of auction rate securities which have had few transactions due to recent market conditions. The fair value of such securities is determined by quoted prices for identical or similar assets in markets that are not active, as well as inputs other than quoted prices that are observable for the assets.

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

4.                          Share-Based Compensation

During the three and six months ended June 30, 2008, stock options for the purchase of 35,328 shares of common stock at a weighted average exercise price of $10.25, and 335,828 shares of common stock at a weighted average exercise price of $8.38 per share were awarded, respectively, with vesting generally over four years. For the comparable periods in 2007, stock options for the purchase of 42,937 shares of common stock at a weighted average exercise price of $15.44 per share and 67,816 shares at a weighted-average exercise price of $13.78 per share, respectively, were awarded.

At June 30, 2008, there were 750,967 outstanding stock options granted under our Stock Option/Stock Issuance Plan (the “2000 Plan”) and 387,074 outstanding stock options granted under our 2007 Long Term Incentive Plan (the “2007 Plan”). The 2007 Plan became effective on the Effective Date of the Company’s Public Offering. All stock option awards up until the Effective Date were made under the 2000 Plan.  Commencing on the Effective Date, new options and other stock awards may only be granted under the 2007 Plan. The maximum aggregate number of shares of common stock or options to purchase shares of the Company’s common stock that may initially be issued under the 2007 Plan is 1,000,000. Outstanding options granted under both our 2000 Plan and 2007 Plan expire ten years from the grant date and typically vest 25% upon completion of one year of service with the remaining options vesting in 36 successive equal monthly installments upon completion of each additional month of service thereafter.

During the three and six months ended June 30, 2008, in accordance with the prospective method of adoption of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), the Company recognized share-based compensation expense of $213,000 and $346,000, respectively, compared to $76,000 and $153,000, respectively, for the comparable 2007 periods. At June 30, 2008, there was approximately $2.0 million of unrecognized compensation cost related to unvested shares that will be recognized over a weighted average period of 1.9 years.

A summary of significant assumptions used in determining the fair value of the options granted is as follows:

	Six Months Ended June 30,
	2008	2007
Expected life (years)	6.25	6.25
Risk-free interest rate	3.14 – 3.56%	4.69 – 4.82%
Volatility	41.56 – 41.77%	41.50 – 41.65%
Dividend yield	0%	0%

As of June 30, 2008, the total number of outstanding options vested and expected to vest (based on anticipated forfeitures) was 1,072,266, which had a weighted-average exercise price of $5.81. The average remaining life of these options was 7.6 years and the aggregate intrinsic value was $12.1 million at June 30, 2008.

As of June 30, 2008, the total number of outstanding options currently exercisable was 587,715, which had a weighted-average exercise price of $3.67. The average remaining life of these options was 6.3 years and the aggregate intrinsic value was $7.9 million at June 30, 2008.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the second quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 225,000 shares of common stock. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 95% of the lesser of the fair market value of a Company’s common share on the first business day or the last business day of a purchase period. Each purchase period is for a six-month term, with purchases being made at the end of such period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands, except per share amounts	2008	2007	2008	2007

Numerator:
Net income	$1,204	$1,900	$2,707	$3,077
Less preferred stock dividends	—	(544)	—	(1,087)
Less income allocable to preferred stockholders	—	(1,028)	—	(1,509)

Net income allocable to common stockholders	$1,204	$328	$2,707	$481

Denominator:
Weighted average common shares outstanding:
Basic	11,481	1,975	11,467	1,966
Effect of dilutive potential common shares:
Weighted average unvested common shares	—	4	—	7
Common equivalent shares from warrants to purchase common stock	245	377	236	367
Common equivalent shares from options to purchase common stock	464	730	466	713

Diluted	12,190	3,086	12,169	3,053

Basic earnings per common share	$0.10	$0.17	$0.24	$0.24

Diluted earnings per common share	$0.10	$0.11	$0.22	$0.16

The anti-dilutive effect of 419,927 and 124,655 shares from outstanding stock options have been excluded from the earnings per share calculations for the three and six months ended June 30, 2008, respectively.

6.         Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“Staff Position 157-2”), which deferred the effective date for certain portions of SFAS 157 related to nonrecurring measurements of nonfinancial assets and liabilities.  That provision of SFAS 157 will be effective for the Company’s 2009 fiscal year.  We are currently evaluating the effect, if any, that the adoption of Staff Position 157-2 will have on our results of operations, financial position and cash flows.

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

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We are currently evaluating the effect, if any, that the adoption of SFAS 162 will have on our results of operations, financial position and cash flows.

7.         Commitments and Contingencies

During the first quarter of 2008, following the Company’s reincorporation into Delaware and 4.5 to 1 reverse stock split, a former employee demanded that HireRight reissue him 27,777 shares of the Company’s common stock in exchange for a 125,000 share (pre-split basis) stock certificate he claimed was given to him by HireRight and which he claimed was owned by him without restrictions. Based on all information available to HireRight, the Company believed that the former employee received such shares by exercise of unvested stock options and was only entitled to a portion of such shares.  The former employee filed a complaint on February 6, 2008 in the Orange County Superior Court, seeking monetary, non-monetary and punitive damages.  The complaint further alleged failure by HireRight to provide annual reports and notice of annual stockholders meetings. The parties settled this matter on June 5, 2008, with HireRight receiving a release of claims and dismissal of the action (with prejudice) in exchange for a cash payment of $159,000.

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

9.         Income Taxes

At June 30, 2008, the Company had a federal net operating loss carryforward of approximately $1.8 million. The federal net operating losses will begin to expire in 2011. In general, Section 382 of the Internal Revenue Code includes provisions which limit the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a 50% ownership change (as defined) occurs in any three-year period. During 2000, the Company experienced an ownership change for purposes of Section 382, and the annual utilization of net operating loss carryforwards and credits prior to the change will be limited accordingly. Such limitation is reflected in the deferred income tax benefit balances as of June 30, 2008.

As of June 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the six months ended June 30, 2008.

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

Our screening solutions are flexible and scalable, and therefore able to meet the demands of customers across a range of sizes and industries, with hiring operations dispersed throughout the United States and internationally. We serve a diverse customer base in a variety of industries, such as business services, technology, healthcare, manufacturing, telecommunications and financial services. As of June 30, 2008, we had 2,839 customers, which included 70 of the Fortune 500 companies. Our sales are derived from a combination of direct sales efforts as well as through our established network of strategic alliances with many of the leading recruiting software application providers and human resource outsourcing, or HRO, providers.

Cautionary Statement Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding our expectations, hopes, beliefs, intentions, estimates or strategies regarding the future, such as our future operating performance and financial results, as well as those set forth in Part II, Item 1 “Legal Proceedings” below.  Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed below in this “Management’s Discussion and Analysis” section and elsewhere herein and in our Annual Report on Form 10-K for the period ended December 31, 2007.  Any forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.  For a discussion of risks and uncertainties that should be considered and which could materially adversely affect the Company and which could cause our actual results to differ materially from those anticipated in our forward-looking statements, please see “Risk Factors” below and in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2007 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in the Company’s Annual Report on Form10-K for the period ended December 31, 2007.

Significant Events and Developments

Pending Merger With USIS.   On June 9, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with US Investigations Services, LLC (“USIS”) and Hercules Acquisition Corp. (the “Purchaser”), a wholly-owned subsidiary of USIS.  The Merger Agreement initially provided that, subject to the terms and conditions of the Merger Agreement, HireRight stockholders would be entitled to receive $15.60 in cash for each share of common stock that they own.

On June 19, 2008, the Company received a letter from a third party strategic buyer which included a preliminary, non-binding proposal to acquire HireRight at a price per share in cash of $17.00, subject to its completion of a due diligence review of HireRight.  On July 17, 2008, following the third party’s completion of due diligence, the Company received another letter from the third party, in which the third party proposed to acquire HireRight for $18.00 per share in cash.

On July 23, 2008, HireRight and USIS entered into an amendment to the Merger Agreement, which increased the merger consideration payable to HireRight stockholders upon completion of the proposed merger to $18.75 per share in cash.  On July 25, 2008, we mailed proxy statements and related materials to stockholders of record as of July 15, 2008 and scheduled a special meeting of stockholders on August 18, 2008.

Also on July 25, 2008, we received a revised proposal from the third party, in which the third party proposed to acquire all outstanding shares of HireRight common stock at a price of $19.00 per share in cash.  On July 29, 2008, HireRight and USIS entered into another amendment to the Merger Agreement, which increased the merger consideration payable to HireRight stockholders upon completion of the proposed merger to $19.75 per share in cash.

The Merger Agreement further provides that, following the consummation of the merger, the Purchaser will merge with and into HireRight. The Company will survive the merger as a wholly-owned subsidiary of USIS. The Merger Agreement also contains customary representations, warranties and covenants made by the Company.  The merger, which is expected to close in the third calendar quarter, is subject to, among other things, approval by HireRight stockholders and other customary closing conditions.  If the merger is completed, our common stock will be delisted from and will no longer be traded on the NASDAQ Global Market and will be deregistered under the Securities Exchange Act of 1934.  Following the completion of the merger, HireRight will no longer be an independent public company.

In addition, if the transaction contemplated under the Merger Agreement does not occur, we could be required to pay USIS a termination fee of $6,850,000 if we complete an alternative merger or business combination transaction with a party other than USIS or under other circumstances described in the Merger Agreement. There are several closing conditions that are requirements for the completion of the transaction, and these closing conditions are described in greater detail in our Definitive Proxy Statement on Schedule 14A, as filed with the SEC on July 25, 2008 and in a Proxy Supplement on Schedule 14A, as filed with the SEC on July 31, 2008.

Results of Operations

The following table sets forth selected statements of income data for the periods indicated, expressed as a percent of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUE:
Service revenue	90.8%	90.5%	90.9%	90.5%
Reimbursed fee revenue	9.2%	9.5%	9.1%	9.5%

Total revenue	100.0%	100.0%	100.0%	100.0%

COST OF REVENUE:
Cost of service revenue	38.3%	39.7%	40.3%	41.5%
Reimbursed fees paid	9.2%	9.5%	9.1%	9.5%

Total cost of revenue	47.5%	49.2%	49.4%	51.0%

GROSS PROFIT	52.5%	50.8%	50.6%	49.0%

OPERATING EXPENSES:
Research and development	5.9%	5.5%	6.0%	5.6%
Sales and marketing	16.0%	14.6%	16.5%	14.7%
General and administrative	20.2%	13.9%	17.8%	14.1%

Total operating expenses	42.1%	34.0%	40.3%	34.4%

INCOME FROM OPERATIONS	10.4%	16.8%	10.3%	14.6%

OTHER INCOME (EXPENSE):
Interest income	1.7%	0.6%	2.5%	0.6%
Interest expense	0.0%	0.0%	0.0%	0.0%
Other income (expense)—net	(3.8)%	0.0%	(2.1)%	0.0%

Total other income (expense)—net	(2.1)%	0.6%	0.4%	0.6%

INCOME BEFORE INCOME TAXES	8.3%	17.4%	10.7%	15.2%

INCOME TAX PROVISION	2.3%	7.2%	3.5%	6.3%

NET INCOME	6.0%	10.2%	7.2%	8.9%

Three and Six months ended June 30, 2008 and 2007

Service revenue

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2008	2007	2008	2007

Service revenue	$18,013	$16,806	$33,775	$31,321
As a percent of total revenue	90.8%	90.5%	90.9%	90.5%

Service revenue for the three months ended June 30, 2008 increased $1.2 million, or 7.2%, compared to the corresponding prior year period. This increase was primarily due to a $2.1 million increase in service revenue generated from net new customers in the three months ended June 30, 2008, compared to the 2007 period, offset by a decrease in service revenue derived from existing customers of $0.9 million. We define revenue derived from net new customers to mean revenue derived during the period from customers who had not used our services during the 13 months immediately preceding the end of that period, net of revenue derived during the period from customers who had been billed for services in the prior period and were billed for less than 10% of that prior period amount in the period being analyzed. The increase in service revenue from new customers was due to customers that have started using our services in the third quarter of 2007 or later from whom we had not generated revenue during the period prior to June 30, 2007. As of June 30, 2008, we had 2,839 customers, compared to 1,723 customers as of June 30, 2007. The decrease in service revenue from existing customers compared to the prior year period was primarily the result of a slowdown in the number of background screens ordered by these customers in the current quarter, which we believe is due in most part to less hiring and less movement by employees to new positions due to the current macro-economic uncertainties.  This slowdown of existing customer revenue reduced our overall service revenue growth rate. We are unable to currently predict if this existing customer growth slowdown will continue into the future and, if so, for how long.

Service revenue for the six months ended June 30, 2008 increased $2.5 million, or 7.8%, compared to the corresponding prior year period. This increase was primarily due to a $3.9 million increase in service revenue generated from net new customers in the six months ended June 30, 2008, compared to the 2007 period, offset by a decrease in service revenue derived from existing customers of $1.4 million. The increase in service revenue from new customers was due to customers that have started using our services in the third quarter of 2007 or later from whom we had not generated revenue during the period prior to June 30, 2007. The decrease in service revenue from existing customers compared to the prior year period was primarily the result of a slowdown in the number of background screens ordered by these customers in the current period, which we believe is due in most part to less hiring and less movement by employees to new positions due to the current macro-economic uncertainties.  This slowdown of existing customer revenue reduced our overall service revenue growth rate. We are unable to currently predict if this existing customer growth slowdown will continue into the future and, if so, for how long.

Reimbursed fee revenue

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2008	2007	2008	2007

Reimbursed fee revenue	$1,819	$1,770	$3,382	$3,275
As a percent of total revenue	9.2%	9.5%	9.1%	9.5%

Reimbursed fee revenue for the three months ended June 30, 2008 remained fairly consistent as compared to the corresponding prior year period.  Similarly, reimbursed fee revenue as a percentage of total revenue also remained fairly consistent.

Reimbursed fee revenue for the six months ended June 30, 2008 remained relatively consistent, increasing only $0.1 million, or 3.3%, compared to the corresponding prior year period.  This increase was a result of an increase in the number of screening transactions.

Cost of revenue

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2008	2007	2008	2007

Cost of revenue	$7,597	$7,364	$14,965	$14,380
As a percent of service revenue	42.2%	43.8%	44.3%	45.9%

Gross profit	$10,416	$9,442	$18,810	$16,941
As a percent of service revenue	57.8%	56.2%	55.7%	54.1%

Cost of revenue for the three months ended June 30, 2008 increased $0.2 million, or 3.2%, compared to the three months ended June 30, 2007.  The increase was primarily due to an increase in vendor costs. Overall, cost of service revenue as a percent of service revenue declined 1.6 percentage points for the three months ended June 30, 2008 compared to the corresponding prior year period. This decline was largely due to improved fixed cost leverage with respect to our facilities and overhead costs, as well as the implementation of certain automation projects.

Cost of revenue for the six months ended June 30, 2008 increased $0.6 million, or 4.1%, compared to the six months ended June 30, 2007.  The increase was primarily due to an increase in vendor costs and salaries and wages. Overall, cost of service revenue as a percent of service revenue declined 1.6 percentage points for the six months ended June 30, 2008 compared to the corresponding prior year period. This decline was largely due to improved fixed cost leverage with respect to our facilities and overhead costs, as well as the implementation of certain automation projects.

Research and development expense

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2008	2007	2008	2007

Research and development expense	$1,167	$1,023	$2,214	$1,932
As a percent of service revenue	6.5%	6.1%	6.6%	6.2%

Research and development expense for the three months ended June 30, 2008 increased $0.1 million, or 14.1%, compared to the three months ended June 30, 2007.  The increase was the result of higher salaries and related benefits for existing employees, partially offset by development costs capitalized in the 2008 period in excess of amounts capitalized in the 2007 period. Research and development expense as a percent of service revenue increased by 0.4 percentage points for the three months ended June 30, 2008 compared to the corresponding prior year period. This increase as a percentage of service revenue primarily resulted from an increase in the current period in amortization expense from capitalized software as well as an increase in labor expense resulting from a decrease in capitalized labor.

Research and development expense for the six months ended June 30, 2008 increased $0.3 million, or 14.6%, compared to the six months ended June 30, 2007.  The increase was the result of higher salaries and related benefits for existing employees, partially offset by increased development costs capitalized in the 2008 period. Research and development expense as a percent of service revenue increased by 0.4 percentage points for the six months ended June 30, 2008 compared to the corresponding prior year period. This increase as a percentage of service revenue primarily resulted from an increase in the current period in amortization expense from capitalized software as well as an increase in labor expense resulting from a decrease in capitalized labor.

Sales and marketing expense

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2008	2007	2008	2007

Sales and marketing expense	$3,177	$2,706	$6,114	$5,085
As a percent of service revenue	17.6%	16.1%	18.1%	16.2%

Sales and marketing expense for the three months ended June 30, 2008 increased $0.5 million, or 17.4%, compared to the corresponding prior year period.  Approximately $0.3 million of the increase was due to higher salaries and related benefits resulting from 11 additional full-time equivalent employees during the three months ended June 30, 2008 compared to the 2007 period. The remaining increase in sales and marketing expense was attributable to higher travel and marketing expenses. We anticipate that sales and marketing expense will continue to increase as a percentage of service revenue through the end of 2008 as we plan to continue to invest in our sales and marketing capabilities, with particular focus on the small and midsized business markets.

Sales and marketing expense for the six months ended June 30, 2008 increased $1.0 million, or 20.2%, compared to the corresponding prior year period.  Approximately $0.7 million of the increase was due to higher salaries and related benefits resulting from 11 additional full-time equivalent employees during the six months ended June 30, 2008 compared to the 2007 period. The remaining increase in sales and marketing expense was attributable to higher travel and marketing expenses. We anticipate that sales and marketing expense will continue to increase as a percentage of service revenue through the end of 2008 as we plan to continue to invest in our sales and marketing capabilities, with particular focus on the small and midsized business markets.

General and administrative expense

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2008	2007	2008	2007

General and adminstrative expense	$4,000	$2,586	$6,622	$4,873
As a percent of service revenue	22.2%	15.4%	19.6%	15.6%

General and administrative expense for the three months ended June 30, 2008 increased $1.4 million, or 54.7%, compared to the three months ended June 30, 2007.  This increase in general and administrative expenses was primarily due to $1.2 million in financial advisory, legal advisory and ancillary costs relating to the pending merger transaction described above. There was also an increase of approximately $0.2 million from a legal settlement involving a former employee.  As a percent of service revenue, general and administrative expense increased 6.8 percentage points for the three months ended June 30, 2008, compared to the corresponding prior year period.

General and administrative expense for the six months ended June 30, 2008 increased $1.7 million, or 35.9%, compared to the six months ended June 30, 2007.  This increase in general and administrative expenses was primarily due to a $1.2 million increase in financial advisory, legal advisory and ancillary costs relating to the pending merger transaction described above, as well as a legal settlement of approximately $0.2 million paid to a former employee.  The remaining increase is due to increases in consulting and professional fees.  As a percent of service revenue, general and administrative expense increased 4.0 percentage points for the six months ended June 30, 2008, compared to the corresponding prior year period.

Other income (expense)

	Three Months Ended		Six Months Ended
	June 30		June 30
$ in thousands	2008	2007	2008	2007

Other income (expense)	$(419)	$116	$150	$206
As a percent of service revenue	(2.3)%	0.7%	0.4%	0.7%

Other income (expense) decreased $0.5 million to a net expense of $0.4 million for the three months ended June 30, 2008, as compared to $0.1 million in the three months ended June 30, 2007.  The decrease is a result of a write down in auction rate securities of $0.8 million, which is offset by $0.3 million in earnings on the proceeds from our initial public offering held in investments and money market accounts.

Other income (expense) decreased $0.1 million to $0.1 million for the six months ended June 30, 2008, as compared to the $0.2 million in the six months ended June 30, 2007.  This decrease was from a write down in auction rate securities of $0.8 million, which was offset by $0.7 million in earnings on the proceeds from our initial public offering held in investments and money market accounts.

Income taxes

The effective tax rate for the three and six months ended June 30, 2008 was approximately 32.5% compared to approximately 41.5% for the same periods in 2007. The decrease in the effective tax rate during the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 period was primarily a result of tax-exempt interest income generated from investments in tax-exempt securities during the current periods.

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

For the six months ended June 30, 2008, cash generated by operating activities of $3.4 million resulted primarily from net income, including adjustments for depreciation and amortization and non-cash deferred taxes, partially offset by an increase in operating assets and liabilities primarily as a result of the growth in revenues.  Cash provided by operating activities of $3.7 million for the prior year six month period was primarily attributable to net income, including adjustments for depreciation and amortization and non-cash deferred taxes, partially offset by an increase in operating assets and liabilities.

Investing Activities Net cash provided by investing activities for the six months ended June 30, 2008 was $24.8 million and was comprised of net investment securities sales of $25.8 million, less purchases of fixed assets of $1.0 million. The use of cash for investing activities in the six months ended June 30, 2007 was $4.6 million and represented net investment securities purchases and purchases of fixed assets of $3.7 million and $0.9 million, respectively. See also Note 2 of our Notes to Condensed, Consolidated Financial Statements above for additional disclosures about investments.

Financing Activities Net cash provided by financing activities for the six months ended June 30, 2008 was $0.9 million, primarily due to the exercise of stock options. The use of cash for financing activities in the six months ended June 30, 2007 of $1.0 million was primarily for preparation relating to our initial public offering in August 2007.

We currently believe that our existing cash position, cash flows provided by operating activities and existing credit facilities will be sufficient to fund our working capital requirements and planned investments for at least the next twelve months.  We currently have no interest bearing debt.  If the pending merger with USIS does not occur, the Company plans to use the net proceeds from our initial public offering primarily for working capital and other general corporate purposes, including the expansion of our sales and marketing activities, development of new service offerings and expansion of our international operations. In addition, we may use a portion of the net proceeds for acquisitions of, or investments in, businesses, products or technologies that enhance or add new services or additional functionality, further solidify our market position or allow us to offer complementary products, services or technologies. In the event an acquisition plan is adopted which requires funds exceeding the availability described above, an alternate source of funds to accomplish the acquisition would have to be developed.  Following the Company’s reincorporation into Delaware and our initial public offering, which was completed on August 13, 2007, the Company had 100,000,000 shares of common stock authorized, of which 11,536,114 shares were outstanding at June 30, 2008, and 10,000,000 shares of preferred stock authorized, of which none were outstanding. The board of directors is authorized to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series without further vote or action by the stockholders.  The Company could issue additional shares of common or preferred stock or enter into new or revised borrowing arrangements to raise funds.

As mentioned above, we executed a definitive merger agreement, as amended, with USIS whereby USIS will seek to acquire all outstanding common stock of HireRight for $19.75 per share. In relation to the merger transaction, the Company has incurred transaction related expenses of approximately $1.2 million during the second quarter of 2008. These expenses relate primarily to financial and legal advisory, as well as other due diligence related expenses. Additional merger expenses are expected to be incurred in the third quarter.

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

	Six Months Ended June 30,
	2008	2007
Expected life (years)	6.25	6.25
Risk-free interest rate	3.14 – 3.56%	4.69 – 4.82%
Volatility	41.56 – 41.77%	41.50 – 41.65%
Dividend yield	0%	0%

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“Staff Position 157-2”), which deferred the effective date for certain portions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) related to nonrecurring measurements of nonfinancial assets and liabilities.  That provision of SFAS 157 will be effective for the Company’s 2009 fiscal year.  We are currently evaluating the effect, if any, that the adoption of Staff Position 157-2 will have on our results of operations, financial position and cash flows.

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

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the effect, if any, that the adoption of SFAS 162 will have on our results of operations, financial position and cash flows.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosure set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007, except as discussed in Note 2 of our Notes to Condensed, Consolidated Financial Statements above.

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

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

We encounter lawsuits from time to time in the ordinary course of business and, at June 30, 2008, we were parties to several civil lawsuits. The Company does not expect that the resolution of these lawsuits will have a material adverse impact on future results of operations or financial position. Certain lawsuits filed against the Company from time to time contain claims not covered by insurance, or seek damages in excess of policy limits, and such claims could be filed in the future. The Company may file intellectual property infringement and/or other types of lawsuits in the future which may result in materially increased costs and other adverse consequences. Any costs and/or losses that we may suffer from such lawsuits, and the effect such litigation may have upon the reputation and marketability of our products and services, could have a material adverse impact on the future results of operations, financial condition and/or prospects of the Company.

Item 1A.    Risk Factors

Except for modifications to the risk factors set forth below and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2008, there have been no material changes to the risk factors disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the period ended December 31, 2007.

Our investments in marketable securities are subject to risks which may cause losses.

We invest our cash balances in high-quality issuers and limit the amount of credit exposure to any one issuer other than the United States government and its agencies. As of June 30, 2008, our investments in marketable securities consist primarily of auction rate securities. Our auction rate securities are investment grade quality as of June 30, 2008. However, such risks, including the systemic failure of future auctions for auction rate securities, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition. See Note 2 of our Notes to Condensed, Consolidated Financial Statements above for additional information about our investments in marketable securities.

Failure to complete the merger for any reason other than acceptance of a superior proposal could adversely affect the Company’s stock price and the Company’s future business and financial results.

Completion of the merger is conditioned upon, among other things, the receipt of certain regulatory and antitrust approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval of the Company’s stockholders. There is no assurance that the Company will receive the necessary approvals or satisfy the other conditions necessary for completion of the merger. Failure to complete the merger would prevent the Company and its stockholders from realizing its anticipated benefits. The Company will also incur significant transaction costs, whether or not the merger is completed and, under certain circumstances, may be required to pay an amount up to $6,850,000 to USIS if the Merger Agreement is terminated. In addition, the current market price of the Company’s common shares likely reflects a market assumption that the merger or another change in control transaction will occur, and a failure to complete the merger for reasons other than the acceptance of a superior proposal could result in a significant decline in the market price of the Company’s common shares.

The Company’s business could be adversely impacted by uncertainty related to the proposed merger, whether or not the merger is completed.

Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in the Company’s business, which could have an adverse effect on the Company’s results of operations, financial condition and success of the merger, including:

•

the Company’s employees may experience uncertainty about their future roles with the current and/or combined company, which might adversely affect the Company’s ability to retain and hire managers and other employees;

•

the attention of the Company’s management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of the Company’s business; and

•	potential litigation in connection with the merger.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.       Defaults Upon Senior Securities

Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 29, 2008 in Irvine, California, at which the following matters were submitted to a vote of our stockholders:

(a)           Votes regarding the election of the persons named below as Class I directors for a term expiring in 2011 were as follows:

Name	For	Withheld
Jeffrey H. Anderson	10,525,567	4,887
Thomas B. Blaisdell	10,525,567	4,887

In addition, the persons named below continued as directors following the Annual Meeting of Stockholders:

John P. Bowmer

Cranston R. Lintecum

Richard E. Allen

Eric J. Boden

Margaret L. Taylor

(b)           Votes regarding ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to serve for the fiscal year ending December 31, 2008, were as follows:

For	Against	Abstain	Broker Non-Votes
10,506,143	24,200	111	0

Item 5.       Other Information

Not applicable

Item 6.       Exhibits

Exhibit		Description

2.1		Agreement and Plan of Merger, dated as of June 9, 2008, by and among HireRight, Inc., Hercules Acquisition Corp. and US Investigations Services, LLC. (1)

2.2		Voting Agreement, dated June 9, 2008, by and among Hercules Acquisition Corp., US Investigations Services, LLC and certain stockholders of HireRight, Inc. (1)

2.3		Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 23, 2008, by and among HireRight, Inc., US Investigations Services, LLC, and Hercules Acquisition Corp. (2)

2.4		Amendment No. 2 to the Agreement and Plan of Merger, dated as of July 29, 2008, by and among HireRight, Inc., US Investigations Services, LLC, and Hercules Acquisition Corp. (3)

3.1		Certificate of Incorporation of HireRight, Inc. (4)

3.2		Bylaws of HireRight, Inc. (4)

4.1		Specimen common stock certificate(4)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	New exhibit filed with this report.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 9, 2008 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 23, 2008 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 29, 2008 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 Registration No. 333-140613 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIRERIGHT, INC.

Date:	August 7, 2008	/s/ Eric J. Boden
Eric J. Boden
President and Chief Executive Officer
(duly authorized officer)

Date:	August 7, 2008	/s/ Jeffrey A. Wahba
Jeffrey A. Wahba
Chief Financial Officer
(principal financial officer)